Form 10-Q
period 1996-03-31
SIGNAL TECHNOLOGY CORP
filed 1996-07-26
CIK 901119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                        Commission file number 000-21770

                          SIGNAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                    04-2758268
     (State or other jurisdiction                         (I.R.S. employer
   of incorporation or organization)                     identification no.)

    955 Benecia Avenue, Sunnyvale, CA                           94086
 (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (408) 730-6318

                          ----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

   Class of Common Stock                      Outstanding at May 2, 1996
      $.01 Par Value                               6,985,163 shares

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                      March 31,     December 31,
                                                        1996           1995
                                                        ----           ----

Assets
Cash                                                 $   1,454      $   1,584
Accounts receivable, net                                15,544         15,983
Inventory                                               27,960         25,598
Deferred taxes                                           2,403          2,202
Other assets                                               802          1,054
                                                     ---------      ---------
          Total current assets                          48,163         46,421
                                                     ---------      ---------

Property, plant and equipment                           34,568         34,088
Less:  accumulated depreciation                        (18,585)       (17,647)
                                                     ---------      ---------
          Net property, plant and equipment             15,983         16,441

Other assets                                             3,153          3,255
                                                     ---------      ---------
          Total assets                               $  67,299      $  66,117
                                                     =========      =========

Liabilities
Current maturities of long-term debt                 $     375      $     375
Accounts payable                                         7,127          6,159
Accrued expenses                                         6,110          5,292
Customer advances                                        2,727          3,856
                                                     ---------      ---------
          Total current liabilities                     16,339         15,682
                                                     ---------      ---------

Deferred income taxes                                    1,166          1,208
Long-term debt                                          17,909         17,283

Stockholder's Equity
Preferred stock                                            ---            ---
Common stock                                                70             69
Additional paid-in capital                              11,514         11,432
Unearned compensation                                      (41)           (54)
Retained earnings                                       20,342         20,497
                                                    ----------      ---------
       Total stockholders' equity                       31,885         31,944
                                                    ----------      ---------
       Total liabilities and stockholders' equity      $67,299        $66,117
                                                    ==========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (In thousands except per share amounts)

                                                        Three Months Ended
                                                        ------------------
                                                     March 31,      March 31,
                                                       1996           1995
                                                       ----           ----

Net Sales                                           $  22,048      $  21,525
Cost of sales                                          17,573         17,249
                                                    ---------      ---------
Gross profit                                            4,475          4,276

Selling, general and administrative expenses            4,148          4,308
Research and development expenses                         202            476
                                                    ---------      ---------
Operating income (loss)                                   125           (508)

Interest expense                                          341            242
                                                    ---------      ---------
Loss before income taxes                                 (216)          (750)

Benefit from income taxes                                 (61)          (292)
                                                    ---------      ---------

          Net loss                                  $    (155)     $    (458)
                                                    =========      =========



          Net loss per share                        $   (0.02)     $   (0.07)
                                                    =========      =========



Shares used in calculating net loss per share           6,977         6,845







The accompanying notes are an integral part of the consolidated financial statements.


                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                        Three Months Ended
                                                                                        ------------------
                                                                               March 31,                  March 31,
                                                                                 1996                       1995
                                                                                 ----                       ----
Cash flows from operating activities:
Net loss                                                                       $  (155)                  $   (458)
Adjustments to reconcile net loss to net cash
     provided by operations:
          Depreciation and amortization                                          1,053                        890
          Loss on disposal of property, plant and equipment                         --                          4
          Unearned compensation                                                     13                         13
          Deferred taxes                                                          (243)                      (190)
Changes in operating assets and liabilities
          Accounts receivable                                                      439                        765
          Inventory                                                             (2,362)                    (2,240)
          Other current assets                                                     252                        164
          Accounts payable                                                         968                      1,495
          Accrued expenses                                                         818                        593
          Income taxes payable                                                      --                        (40)
          Customer advances                                                     (1,129)                      (630)
                                                                               -------                   --------
Net cash provided (used) by operating activities                                  (346)                       366
                                                                               -------                   --------

Cash flows from investing activities:
          Additions to property, plant and equipment                              (487)                      (211)
          Proceeds from disposal of property, plant and equipment                    2                         --
          Other assets                                                              (8)                        --
                                                                               -------                   --------
Net cash used by investing activities                                             (493)                      (211)
                                                                               -------                   --------

Cash flows from financing activities:
          Proceeds from exercise of stock options                                   83                         23
          Borrowings under bank revolving credit facility                        4,900                      5,600
          Repayments of borrowings under bank revolving
             credit facility                                                    (4,200)                    (5,045)
          Payments of long-term debt                                               (74)                       (74)
                                                                               -------                    -------
Net cash provided by financing activities                                          709                        504
                                                                               -------                    -------

Net increase (decrease) in cash                                                   (130)                       659

Cash, beginning of period                                                        1,584                      1,669
                                                                               -------                    -------

Cash, end of period                                                            $ 1,454                    $ 2,328
                                                                               =======                    =======


The accompanying notes are an integral part of the consolidated financial statements.


                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

1. The consolidated financial statements of the Company as of March 31, 1996, and for the three months ended March 31, 1996 and 1995 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1995, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

    The Company's fiscal quarters consist of a thirteen week period ending on the Saturday closest to March 31. For ease of presentation, interim period are designated to have ended on March 31.

2.  Loss per share:
    Loss per share has been computed based on the weighted average number of shares of common stock outstanding during each period. Common stock equivalent are not included in the per share calculation because of their dilutive effect.

3.  Details of certain balance sheet accounts are as follows:

                                             March 31, 1996    December 31, 1995
                                             --------------    -----------------
     Inventory-
     Raw materials                              $  11,084           $  11,135
     Work in progress                              22,340              18,030
     Finished goods                                   272                 341
                                                ---------           ---------
                                                   33,696              29,506
     Less:  unliquidated progress payments          5,736               3,908
                                                ---------           ---------
                                                $  27,960           $  25,598
                                                =========           =========

      Property, plant and equipment-
      Land                                      $     722           $     722
      Building and improvements                     8,354               8,340
      Machinery and equipment                      22,940              22,534
      Furniture and fixtures                        2,552               2,492
                                                ---------           ---------
                                                $  34,568           $  34,088
                                                =========           =========

4.  Supplemental cash flow information is as follows:

                                                     Three months ended
                                                     ------------------
                                            March 31, 1996      March 31, 1995
                                            --------------      --------------
     Interest paid                               $ 229              $ 156
     Taxes paid                                  $   4              $ 190

5.  Contingencies
    The Company is involved from time to time in litigation incidental to its business.

    The Company has been notified that its facility in the Town of Weymouth, Massachusetts (the "Town") has been classified as a tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DE"), as a result of past releases of petroleum-based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town well field across the street from the Weymouth facility are similar to those reportedly released at the facility and still present in the groundwater at the facility; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

    Although the Company believes that the majority of the releases occurred at the facility prior to its acquisition of the facility in 1980, as the present owner, the DEP has notified the Company of its potential responsibility for past releases at the facility. The Company is continuing to conduct investigations of the facility for soil and groundwater contamination and operate a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict what additional remediations, if any, will be required.

    Management believes that the outcome of current litigation and the matter discussed above will not have a material adverse effect on the cash flow, results of operations or financial condition of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 1996 and 1995
Net sales in the first quarter of 1996 increased $523 thousand, or 2%, as compared to the first quarter of 1995. The increase was mainly attributable to shipments from the record backlog posted at the end of l995 in both the California facility and ST Olektron. Backlog increased to $102.8 million at March 31, 1996, on new orders of $32 million. Backlog at December 31, 1995 was $92.8 million. Significant new awards, predominately in the defense segment, drove the increase in backlog from year end 1995.

Gross profits during the first quarter of 1996 increased $199 thousand, or 5%, as compared to the first quarter of 1995. While gross profits were up from 1995, the Company experienced cost growths on development contracts at the Arizona facility and ST Keltec operations that adversely affected profitability.

Selling, general and administrative expenses decreased $160 thousand in the first quarter of 1996 as compared to the first quarter of 1995 and as a percentage of net revenues, decreased from 20% in 1995 to 19% in 1996. The decrease is due principally to an overall decrease in spending as well as slightly lower sales commissions.

Research and development activities declined in the first quarter of 1996 as compared to the same period last year. Research and development expense for the quarter was $202 thousand in 1996 versus $476 thousand for the quarter last year. Research and development expenses for the remainder of 1996 are likely to be less than in 1995 as the Company completed in 1995 development efforts on two products designed for the commercial satellite communication market and plans no new product developments for 1996.

Interest expense increased $99 thousand from $242 thousand in the first quarter of 1995 to $341 thousand in the first quarter of 1996 primarily as a result of higher levels of borrowings. Average borrowings outstanding during the first quarter of 1996 were approximately $4.5 million higher than in the comparable 1995 period. Acquisitions in the last half of 1995 accounted for approximately $4.1 million of additional debt. Higher levels of working capital also contributed to the increase in outstanding debt.

Liquidity and Capital Resources
At March 31, 1996, the Company had working capital of $31.8 million as compared to $30.7 million at December 31, 1995. Net debt (bank borrowings less cash on hand) increased from $16.1 million at December 31, 1995 to $16.8 million at March 31, 1996. Net cash used by operating activities during the first quarter of 1996 totaled $346 thousand. Increases in inventory of approximately $2.4 million and reductions in customer advances of $1.1 million were the principal contributors to the use of cash in the quarter and were funded primarily with cash from accounts receivable, increases in accounts payable and accrued expenses and $700 thousand in additional bank borrowings.

In addition to the cash on hand of approximately $1.5 million at March 31, 1996, the Company had approximately $1 million available for borrowing under its bank revolving credit facility. The Company has no material commitments for any acquisitions, product requirements or for capital expenditures at March 31, 1996.

The Company believes it has adequate cash, working capital and available financing facilities to meet its operating and capital requirements for the foreseeable future and to continue its acquisition program.

     Safe Harbor for forward-looking statements: forward-looking statements in this document involve known and unknown factors and risks that may cause future period results to be materially different from future performance suggested in this document.

     Factors that could cause  actual  results to differ  materially  from those projected  in this  statement  include  but are not  limited to  government spending on programs that incorporates our products and delays in government funding. In addition, the ability to complete new product development programs on-time and within budget can significantly effect financial results.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit Index
                      11. Statement regarding computation of net loss per share.

         (b)  Reports on Form 8-K.
                      None.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SIGNAL TECHNOLOGY CORPORATION




                                  BY:           /s/   Russ D. Kinsch
                                     -------------------------------------------
DATE:   May 2, 1996                   Principal Financial and Accounting Officer