Form 10-Q
period 1996-06-30
SIGNAL TECHNOLOGY CORP
filed 1996-08-13
CIK 901119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1996

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

                          ----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

      Class of Common Stock                     Outstanding at August 7, 1996
         $.01 Par Value                                7,133,693 shares

PART I.      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                       June 30,     December 31,
                                                         1996           1995
                                                         ----           ----
Assets
Cash                                                   $  1,439        $  1,584
Accounts receivable, net                                 16,411          15,983
Inventory                                                27,314          25,598
Deferred taxes                                            2,187           2,202
Other assets                                                759           1,054
                                                       --------        --------
        Total current assets                             48,110          46,421
                                                       --------        --------

Property, plant and equipment                            33,190          34,088
Less:  accumulated depreciation                         (18,734)        (17,647)
                                                       --------        --------
      Net property, plant and equipment                  14,456          16,441

Other assets                                              3,920           3,255
                                                       --------        --------
      Total assets                                     $ 66,486        $ 66,117
                                                       ========        ========

Liabilities
Current maturities of long-term debt                   $    375        $    375
Accounts payable                                          7,465           6,159
Accrued expenses                                          6,142           5,292
Customer advances                                         2,252           3,856
                                                       --------        --------
      Total current liabilities                          16,234          15,682
                                                       ========        ========

Deferred income taxes                                     1,091           1,208
Long-term debt                                           16,836          17,283

Stockholder's Equity
Common stock                                                 71              69
Additional paid-in capital                               11,769          11,432
Unearned compensation                                       (27)            (54)
Retained earnings                                        20,512          20,497
                                                       --------        --------
      Total stockholders' equity                         32,325          31,944
                                                       --------        --------
      Total liabilities and stockholders' equity       $ 66,486        $ 66,117
                                                       ========        ========




The accompanying notes are an integral part of the condensed consolidated financial statements.


                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)

                                                                                  Quarter ended                  Six months ended
                                                                                     June 30,                         June 30,
                                                                              1996           1995             1996            1995
                                                                              ----           ----             ----            ----
Net sales                                                                   $27,371         $21,935         $49,419         $43,460
Cost of sales                                                                22,220          17,687          39,793          34,936
                                                                            -------         -------         -------         -------
Gross profit                                                                  5,151           4,248           9,626           8,524

Selling, general and administrative expense                                   4,404           3,990           8,552           8,299
Research and development expense                                                 99             229             301             705
                                                                            -------         -------         -------         -------
Operating income (loss)                                                         648              29             773            (480)

Interest expense                                                                353             295             694             536
                                                                            -------         -------         -------         -------
Income (loss) before income taxes                                               295            (266)             79          (1,016)

Provision (benefit) for income taxes                                            125            (106)             64            (398)
                                                                            -------         -------         -------         -------

Net income (loss) per share                                                     170            (160)             15            (618)
                                                                            =======         =======         =======         =======

Income (loss) per share                                                        0.02           (0.02)           0.00           (0.09)
                                                                            =======         =======         =======         =======

Shares used in calculating income (loss) per share                            7,711           6,855           7,670           6,850
                                                                            -------         -------         -------         -------





The accompanying notes are an integral part of the condensed consolidated financial statements.



                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                      Six Months Ended
                                                                              ----------------------------------
                                                                              June 30,                 June 30,
                                                                                1996                     1995
                                                                                ----                     ----
Cash flows from operating activities:
   Net income (loss)                                                          $     15                 $   (618)
   Adjustments to reconcile net loss to net cash
   provided by operations:
          Depreciation and amortization                                          2,093                    1,717
          Loss on disposal of property, plant and equipment                         22                        5
          Unearned compensation                                                     27                       27
          Deferred taxes                                                          (102)                    (205)
   Changes in operating assets and liabilities:
          Accounts receivable                                                     (428)                    (408)
          Inventory                                                             (1,716)                  (4,408)
          Other current assets                                                     295                      672
          Accounts payable                                                       1,306                    2,086
          Accrued expenses                                                         850                       99
          Income taxes payable                                                    --                        (40)
          Customer advances                                                     (1,604)                    (961)
                                                                              --------                 --------
Net cash provided (used) by operating activities                                   758                   (2,034)
                                                                              --------                 --------

Cash flows from investing activities:
         Additions to property, plant and equipment                               (971)                    (773)
         Proceeds from disposal of property, plant and equipment                   186                        7
         Other assets                                                              (10)                    (277)
                                                                              --------                 --------
Net cash used by investing activities                                             (795)                  (1,043)
                                                                              --------                 --------

Cash flows from financing activities:
          Proceeds from exercise of stock options                                  339                       60
          Borrowings under bank revolving credit facility                       10,929                   12,055
          Repayments of borrowings under bank revolving
             credit facility                                                   (11,229)                  (9,845)
          Payments of long-term debt                                              (147)                    (148)
                                                                              --------                 --------
Net cash provided (used) by financing activities                                  (108)                   2,122
                                                                              --------                 --------

Net decrease in cash                                                              (145)                    (955)

Cash, beginning of period                                                        1,584                    1,669
                                                                              --------                 --------

Cash, end of period                                                           $  1,439                 $    714
                                                                              ========                 ========
Supplementary disclosure of noncash investing activities:
    Building disposed of in exchange for note receivable                      $    858
                                                                              --------



The accompanying notes are an integral part of the condensed consolidated financial statements.


                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements

1. The consolidated financial statements of the Company as of June 30, 1996, and for the three and six months ended June 30, 1996 and 1995 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the six months ended June 30, 1996, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1995, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

       The Company's fiscal quarters consist of a thirteen week period ending on the Saturday closest to June 30. For ease of presentation, interim periods are designated to have ended on June 30.

2.     Income (loss) per share:
       Income (loss) per share has been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common stock equivalents consist of the incremental common shares issuable upon conversion of the stock options and warrants using the treasury stock method.

3.     Details of certain balance sheet accounts are as follows:

                                                     June 30,       December 31,
                                                       1996             1995
                                                       ----             ----
       Inventory
       Raw materials                                 $ 9,595          $11,135
       Work in progress                               22,879           18,030
       Finished goods                                    292              341
                                                     -------          -------
       Less: unliquidated progress payments           32,766           29,506
                                                       5,452            3,908
                                                     -------          -------
                                                     $27,314          $25,598
                                                     =======          =======

       Property, plant and equipment
       Land                                          $   592          $   722
       Building and improvements                       7,274            8,340
       Machinery and equipment                        23,498           22,534
       Furniture and fixtures                          1,826            2,492
                                                     -------          -------
                                                     $33,190          $34,088
                                                     =======          =======

4.  Contingencies

The Company is involved from time to time in litigation incidental to its business.

The Company has been notified that its former facility in the Town of Weymouth, Massachusetts (the "Town") has been classified as a tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DEP"), as a result of past releases of petroleum-based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town well field across the street from the Weymouth facility are similar to those reportedly released at the facility and still present in the groundwater at the facility; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

Although the Company believes that the majority of the releases occurred prior to the acquisition of the facility in 1980, as the owner at the time the facility was classified as a tier 1A disposal site, the DEP has notified the Company of its potential responsibility for past releases at the facility. The Company is continuing to conduct investigations of the facility for soil and groundwater contamination and operate a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict what additional remediations, if any, will be required.

Management believes that the outcome of current litigation and the matter discussed above will not have a material adverse effect on the cash flow, results of operations or financial condition of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 1996 and 1995

Net sales of $27.4 million in the second quarter of 1996 increased $5.4 million, or 25%, as compared to the second quarter of 1995. Backlog increased to $103.8 million at June 30, 1996, on new order activity of $28.6 million. Backlog at March 31, 1996 was $102.8 million compared to backlog of $74.4 million at June 30, 1995 and $70.6 million at March 31, 1995.

The significant increase in net sales was attributable to increased shipments at all five of the Company's production facilities. This increase in shipments has been fueled by strong performance in booking new business and the record levels of backlog achieved in recent quarters. In addition, several programs have completed their initial development phase and are beginning full production.

Gross profit during the second quarter of 1996 increased $903 thousand or 21% as compared to the second quarter of 1995. Gross profit as a percentage of sales dropped to 18.8% in the second quarter of 1996 from 19.4% in the second quarter of 1995. The decline in gross profit as a percentage of sales is due to the initial development costs required on new programs prior to entering full production.

Selling, general and administrative expenses increased $414 thousand in the second quarter of 1996 as compared to the second quarter of 1995 and as a percentage of net sales, decreased from 18% in the 1995 period to 16% in 1996.

Spending on research and development activities decreased $130 thousand in the second quarter of 1996 as compared to the second quarter of 1995. The decrease signals the completion of Company-sponsored new product development and a return to customer-funded development activities.

Interest expense increased in the second quarter of 1996 to $353 thousand from $295 thousand in the second quarter of 1995 as a result of both higher borrowings and interest rates. Average borrowings outstanding during the second quarter of 1996 were approximately $3.2 million higher than in the comparable 1995 period due principally to the Company's business acquisitions in the second half of 1995 and the need to finance generally higher levels of working capital to support the higher volume of sales.

Results of Operations for the Six Months ended June 30, 1996 and 1995

Net sales in the first six months of 1996 were up $6.0 million, or 14%, as compared to the first six months of 1995. Backlog increased to $103.8 million at June 30, 1996, on new order activity of $60.6 million, compared to a backlog of $74.4 million at June 30, 1996 on new order activity of $51.9 million. Higher shipment levels resulted from the higher level of new business booked over the last four quarters.

Gross profit during the first six months of 1996 increased $1.1 million as compared to the first six months of 1995 and as a percent of sales, was 19.5%, compared to 19.6% in 1995. The increase in gross profit resulted from the increased sales flow. However, gross profit was adversely affected by initial development costs required on new programs prior to entering full production.

Selling, general and administrative expenses increased $253 thousand in the first six months of 1996 as compared to the first six months of 1995 but as a percentage of net revenues, decreased from 19% in the 1995 period to 17% in 1996.

Spending on research and development activities decreased $404 thousand in the first half of 1996 as compared to the first half of 1995. Spending decreased as the Company has returned its focus to customer-funded development efforts.

Interest expense increased in the first half of 1996 to $694 thousand from $536 thousand in the first half of 1995 as a result of both higher borrowings and interest rates. Average borrowings outstanding during the first half of 1996 were approximately $3.1 million higher than in the comparable 1995 period. This was due principally to the need to finance generally higher levels of working capital and the Company's business acquisitions in the second half of 1995.

Liquidity and Capital Resources

At June 30, 1996, the Company had working capital of $31.9 million as compared to $30.7 million at December 31, 1995. Net debt (bank borrowings less cash on hand) decreased to $15.8 million from $16.1 million at December 31, 1995. Cash flow provided by operating activities during the first six months of 1996 totaled $758 thousand. Increases in inventory of approximately $1.7 million and decreases in customer advances of approximately $1.6 million were financed with trade payables. Higher levels of inventory are required to support higher sales levels.

In addition to the cash on hand of approximately $1.4 million at June 30, 1996, the company had approximately $1.8 million available for borrowing under its bank revolving credit facility. The company has no material commitments for any acquisitions, product requirements or for capital expenditures at June 30, 1996.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a)  The annual meeting of shareholders was held on May 6, 1996.

         (b)  Not required.  See Instruction 3.

         (c) Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, and including a separate tabulation with respect to each nominee for office:

                  (i)    Election of Directors:

                         Larry L. Hansen: 5,155,212 votes in favor, and 246,643 votes withholding authority;

                         Harvey C. Krentzman: 5,155,984 votes in favor, and 245,871 votes withholding authority;

                  (ii) Ratification of the selection of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year 1996: 5,366,855 votes in favor, 21,700 votes abstaining and 13,300 against.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibit Index
                  11. Statement regarding computation of net income (loss) per share.

         (b)  Reports on Form 8-K.
                  None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SIGNAL TECHNOLOGY CORPORATION




                                  BY:    /s/   Russ D. Kinsch
                                     ------------------------------------
DATE:   August 12, 1996              Principal Financial and Accounting Officer