Form 10-Q
period 1996-09-30
SIGNAL TECHNOLOGY CORP
filed 1996-10-24
CIK 901119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        Commission file number 000-21770

                          SIGNAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                      04-2758268
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                      identification no.)

  955 Benecia Avenue, Sunnyvale, CA                      94086-2805
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (408) 730 6318

                              --------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

   Class of Common Stock                    Outstanding at October 11, 1996
      $.01 Par Value                               7,145,024 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                      September 30, December 31,
                                                          1996         1995
                                                      ------------- ------------

Assets
Cash                                                    $  1,922       $  1,584
Accounts receivable, net                                  19,162         15,983
Inventory                                                 26,872         25,598
Deferred taxes                                             1,837          2,202
Other assets                                                 643          1,054
                                                        --------       --------
         Total Current Assets                           $ 50,436       $ 46,421

Property, plant and equipment                             33,671         34,088
Less: accumulated depreciation                           (19,488)       (17,647)
                                                        --------       --------
         Net property, plant and equipment              $ 14,183       $ 16,441

Other assets                                               3,822          3,255
                                                        --------       --------
         Total Assets                                   $ 68,441       $ 66,117
                                                        ========       ========

Liabilities
Current maturities of long-term debt                    $    375       $    375
Accounts payable                                           7,402          6,159
Accrued expenses                                           7,862          5,292
Customer advances                                          1,456          3,856
                                                        --------       --------
         Total Current Liabilities                      $ 17,095       $ 15,682

Deferred income taxes                                        911          1,208
Long-term debt                                            17,062         17,283

Stockholders' Equity
Common stock                                                  71             69
Additional paid-in capital                                11,809         11,432
Unearned compensation                                        (14)           (54)
Retained earnings                                         21,507         20,497
                                                        --------       --------

         Total Stockholders' Equity                     $ 33,373       $ 31,944
                                                        --------       --------
         Total Liabilities and Stockholders' Equity     $ 68,441       $ 66,117
                                                        ========       ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.


                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands except per share amounts)


                                                 Quarter Ended       Nine Months Ended
                                                  September 30,        September 30,
                                                1996       1995      1996        1995
                                              --------   --------   --------   --------
Net Sales                                     $ 31,624   $ 22,310   $ 81,043   $ 65,770
Cost of Sales                                   24,389     16,896     64,182     51,832
                                              --------   --------   --------   --------
Gross Profit                                  $  7,235   $  5,414   $ 16,861   $ 13,938

Selling, general and administrative expense      5,239      3,889     13,791     12,188
Research and development expense                    93        220        394        925
                                              --------   --------   --------   --------
Operating income                              $  1,903   $  1,305   $  2,676   $    825

Interest expense                                   343        326      1,037        862
                                              --------   --------   --------   --------
Income (loss) before income taxes             $  1,560   $    979   $  1,639   $    (37)

Provision (benefit) for income taxes               565        390        629         (8)
                                              --------   --------   --------   --------

Net income (loss)                             $    995   $    589   $  1,010   $    (29)
                                              ========   ========   ========   ========


Income (loss) per share                       $   0.13   $   0.08   $   0.13   $  (0.00)
                                              ========   ========   ========   ========

Shares used in calculating income (loss)
per share                                        7,652      7,369      7,663      6,862


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                        Nine Months Ended
                                                                               September 30,          September 30,
                                                                                   1996                   1995
                                                                           -------------------    --------------------
Cash Flows from Operating Activities:
Net income (loss)                                                                 $  1,010              $    (29)
Adjustments to reconcile net loss to net cash provided by operations:
       Depreciation and amortization                                                 2,929                 2,693
       Loss on disposal of property, plant and equipment                                32                    26
       Unearned compensation                                                            40                    40
       Deferred taxes                                                                   68                     7
Changes in operating assets and liabilities:
       Accounts receivable                                                          (3,179)                  437
       Inventory                                                                    (1,274)               (5,969)
       Other current assets                                                            411                   (35)
       Accounts payable                                                              1,243                 2,152
       Accrued expenses                                                              2,570                   746
       Income taxes payable                                                                                  (40)
       Customer advances                                                            (2,400)                  988
                                                                                  --------              --------
Net cash provided by operating activities                                         $  1,450              $  1,016
                                                                                  --------              --------

Cash flows from investing activities:
       Acquisitions and associated costs                                                                  (4,125)
       Additions to property, plant and equipment                                   (1,480)               (1,135)
       Proceeds from disposal of property, plant and equipment                         186                    10
       Other assets                                                                     24                  (278)
                                                                                  --------              --------
Net cash used by investing activities                                             $ (1,270)             $ (5,528)
                                                                                  --------              --------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                         379                   128
       Borrowing under bank revolving credit facility                               16,629                18,855
       Repayments of borrowings under bank revolving credit
       facility                                                                    (16,629)              (14,700)
       Payments of long-term debt                                                     (221)                 (221)
                                                                                  --------              --------
Net cash provided by financing activities                                         $    158              $  4,062
                                                                                  --------              --------

Net increase (decrease) in cash                                                        338                  (450)

Cash, beginning of period                                                            1,584                 1,669
                                                                                  --------              --------

Cash, end of period                                                               $  1,922              $  1,219
                                                                                  ========              ========
Supplementary disclosure of noncash investing activities:
Building disposed of in exchange for note receivable                              $    858
                                                                                  --------

                           The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 Notes to the Consolidated Financial Statements


1. The consolidated financial statements of the Company as of September 30, 1996, and for the three and nine months ended September 30, 1996 and 1995 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the nine months ended September 30, 1996, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1995, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

       The Company's third fiscal quarter consists of a thirteen week period ending on the Saturday closest to September 30. For ease of presentation, interim periods are designated to have ended on September 30.

2.     Income (Loss) Per Share

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

3.     Details of certain balance sheet accounts are as follows:

                                              September 30,   December 31,
                                                  1996           1995
                                              -------------   ------------
        Inventory
        Raw Materials                            $8,883        $11,135
        Work in Progress                         21,885         18,030
        Finished Goods                              295            341
                                              -------------   ------------
                                                $31,063        $29,506
        Less: Unliquidated Progress Payments      4,191          3,908
                                              =============   ============
                                                $26,872        $25,598
                                              =============   ============

        Property, Plant and Equipment
        Land                                       $592           $722
        Building and Improvements                 7,285          8,340
        Machinery and Equipment                  23,812         22,534
        Furniture and Fixtures                    1,982          2,492
                                              =============   ============
                                                $33,671        $34,088
                                              =============   ============

4.   Contingencies

     The Company is involved from time to time in litigation incidental to its business.

     The Company has been notified that its former facility in the Town of Weymouth, Massachusetts (the "Town") has been classified as a tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DEP"), as a result of past releases of petroleum-based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town well field across the street from the Weymouth facility are similar to those reportedly released at the facility and still present in the groundwater at the facility; however these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

     Although the Company believes that the majority of the release occurred prior to the acquisition of the facility in 1980, as the owner at the time the facility was classified as a tier 1A disposal site the DEP has notified the Company of its potential responsibility for past releases at the facility. The Company is continuing to conduct investigations at the facility for soil and groundwater contamination and operates a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict what additional remediations, if any, will be required.

     Management believes that the outcome of current litigation and the matter discussed above will not have a material adverse effect on the cash flow, results of operations or financial condition of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of operations for the Three Months Ended September 30, 1996 and 1995
Net sales of $31.6 million in the third quarter increased $9.3 million, or 41.7%, as compared to the third quarter of 1995. Backlog increased to $93.8 million at September 30, 1996 as compared to a backlog of $93.2 million at September 30, 1995. New order activity was $21.7 million in the third quarter of 1996.

The significant increase in net sales was attributable to increased shipments at all five of the Company's production facilities. This increase in shipments has been fueled by strong performance in new business awards resulting in the significant increases to backlog in recent quarters. In addition, several programs have completed their initial development phase and are beginning full production.

Gross profit during the third quarter of 1996 increased $1.8 million or 33.6% to $7.2 million as compared to $5.4 million for the third quarter of 1995. Gross profit as a percentage of sales dropped to 22.9% in the third quarter of 1996 from 24.3% in the third quarter of 1995. The decline in gross profit as a percentage of sales is due to the initial development costs required on new programs prior to entering full production.

Selling, general and administrative expenses increased $1.4 million in the third quarter of 1996 as compared to the third quarter of 1995 but as a percentage of sales decreased from 17.4% in the 1995 period to 16.6% in the 1996 period.

Spending on research and development activities decreased $127 thousand in the third quarter of 1996 as compared to the third quarter of 1995. The decrease signals the completion of Company-sponsored new product development and a return to customer-funded development activities.

Interest expense increased in the third quarter of 1996 to $343 thousand from $326 thousand in the third quarter of 1995 as a result of slightly higher borrowings. Average borrowings outstanding during the third quarter of 1996 were approximately $1.0 million higher than in the comparable 1995 period due principally to the need to finance generally higher levels of working capital to support the higher volume of sales.

Results of Operations for the Nine Months ended September 30, 1996 and 1995

Net sales for the first nine months of 1996 were up $15.3 Million, or 23.2%, as compared to the first nine months of 1995. Backlog increased to $93.8 million at September 30, 1996, compared to a backlog of $93.2 million at September 30, 1995. Higher shipment levels in 1996 over 1995 have resulted from the higher level of new business booked over recent quarters and the transition from development to full production on several key programs.

Gross profit during the first nine months of 1996 increased $2.9 million or 21.0% as compared to the first nine months of 1995 and, as a percent of sales, was 20.8% compared to 21.2% in 1995. Gross profit in 1996 was adversely affected by initial development costs required on new programs prior to entering full production.

Selling, general and administrative expenses increased $1.6 million in the first nine months of 1996 as compared to the same period in 1995, but as a percentage of sales, decreased from 18.5% in the 1995 period to 17.0% in 1996.

Spending on research and development activities decreased $531 thousand in the first nine months of 1996 as compared to the same period in 1995. Spending decreased as expected as the Company has returned its focus to customer-funded development activities.

Interest expense increased in the first nine months of 1996 to $1,037 thousand from $862 thousand in the same period of 1995. Average borrowings outstanding during the first nine months of 1996 were approximately $2.3 million higher than in the comparable 1995 period. Higher borrowings in 1996 were used to finance higher levels of working capital required to accommodate the increased volume of sales.

Liquidity and Capital Resources

At September 30, 1996, the Company had working capital of $33.3 million as compared to $30.7 million at December 31, 1995. Net debt (bank borrowings less cash on hand) decreased to $15.5 million from $16.1 million at December 31, 1995. Cash flow provided by operating activities during the first nine months of 1996 totaled $1,450 thousand. Increases in inventory of $1.3 million, decreases in customer advances of approximately $2.4 million, and increases in accounts receivable of $3.2 million were financed with higher levels of trade payables and accrued expenses. Higher levels of inventory and receivables are directly attributable to the higher volume of sales.

In addition to the cash on hand of approximately $1.9 million at September 30, 1996, the Company had approximately $1.5 million available for borrowing under its bank revolving credit facility. The Company has no material commitments for any acquisitions, product requirements or for capital expenditures at September 30, 1996.

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

Factors that could cause actual results to differ materially from those projected in this statement include but are not limited to government spending on programs that incorporate our products and delays in government funding. In addition, the ability to complete new product development programs on-time and within budget can significantly effect financial results.


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index
       11.    Statement regarding computation of net income (loss) per share.
       27.    Financial Data Schedule

(b)    Reports on Form 8-K.
       None.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 SIGNAL TECHNOLOGY CORPORATION


                                           /s/ Russell D. Kinsch
                                 ----------------------------------------------
                                 Principal Financial and Accounting Officer

                                          DATE: October 22, 1996