Form 10-K405
period 1996-12-31
SIGNAL TECHNOLOGY CORP
filed 1997-03-31
CIK 901119

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

       [X] Annual Report Pursuant to Section 13 or 15(d) of the Exchange
             Act of 1934 For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange
    Act of 1934
    For the Transition period from                   to
                                    -----------------     ----------------

                        Commission file number 000-21770

                         SIGNAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                    04-2758268
     (State or other jurisdiction           (I.R.S. employer identification no.)
  of incorporation or organization)

   975 Benecia Avenue, Sunnyvale, CA                         94086
(Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code: (408) 730-6318

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.01 per share
                    ---------------------------------------
                                (Title of class)


Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for each shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 14, 1997, the aggregate fair value of the Registrants' Common Stock held by non-affiliates was $28,807,800. On March 14, 1997, there were 7,186,924 shares of the Registrant's Common Stock issued and outstanding.

                      Documents Incorporated By Reference

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on May 6, 1997 (the "Proxy Statement"). Certain exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 33-61124) and Form 8-K dated November 24, 1993, the Registrant's 1993 and 1994 Annual Reports on Form 10-K and the Proxy Statement.

                      INDEX TO ANNUAL REPORT ON FORM 10-K


                                   PART I                                  Page
--------------------------------------------------------------------------------
Item 1: Business                                                            15

Item 2: Properties                                                          18

Item 3: Legal Proceedings                                                   19

Item 4: Submission of Matters to a Vote of Security Holders                 19


                                     PART II
--------------------------------------------------------------------------------

Item 5: Market for the Registrant's Common Equity and Related
        Stockholder Matters                                                 19

Item 6: Selected Consolidated Financial Data                                20

Item 7: Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                               20

Item 8: Financial Statements and Supplementary Data                         22

Item 9: Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure                                                34


                                    PART III
--------------------------------------------------------------------------------

Item 10:        Directors and Executive Officers of the Registrant          34

Item 11:        Executive Compensation                                      34

Item 12:        Security Ownership of Certain Beneficial Owners
                and Management                                              34

Item 13:        Certain Relationships and Related Transactions              34


                                     PART IV
--------------------------------------------------------------------------------
Item 14:        Exhibits, Financial Statement Schedules and
                Reports on Form 8-K                                         35
                Signatures                                                  37

                                     PART I

                                Item I. Business
General

Signal Technology Corporation (the "Company" or "Signal Technology") designs, develops, manufactures and markets sophisticated electronic components and subsystems that are utilized in a broad range of advanced defense, space and communication applications. The Company's principal strategy for growth is to acquire complementary businesses and product lines while aggressively marketing growth areas in defense, space and communication. While consolidation continues in the defense industry, the budget down cycle appears to have ended and we expect to take advantage of being one of the remaining companies in defense electronics.

   In 1996 the Company acquired certain products lines and associated assets and backlog of Military Power Systems a division of Transistor Devices Inc. The Company acquired certain assets and backlog of four companies in 1995: Western Microwave, Inc., Tecnetics Incorporated, Adaptive Power Solutions L.L.C., and Benecia Communications Corporation (Benecia Communications was sold in 1996). During 1994 the Company acquired the business of Hughes Power Supply Corporation.

   The Company integrates acquired businesses and product lines where possible with existing operations, reducing costs by eliminating redundancies in administration, operations, facilities and other areas. In addition, the Company is diversifying its customer base by directing marketing and product development resources to commercial and non-military applications of its technologies in domestic and international markets.

   The Company's core technology involves precision control, management and generation of radio and microwave frequencies and electrical currents. Principal uses for the Company's products include communication networks, satellite communications, electronic countermeasures, intelligence and guidance systems. The Company's major customers are prime government contractors which integrate the Company's products into complex systems sold to agencies of the United States government and foreign countries. In recent years, changes in the global political situation have resulted in reductions in defense budgets and an apparent increase in United States military reliance upon sophisticated electronic equipment. However, it appears the defense downturn has ceased with budget forecasts flat to slightly increasing in the coming years. In addition, military agencies are seeking to maximize resources by enhancing and upgrading existing systems and platforms. The Company believes that its products are well positioned to take advantage of current defense trends due to its substantial incumbency on key existing programs and platforms. The Company's operating strategy of enhancing its manufacturing and engineering capabilities to improve product quality and reduce cost will also enable it to compete effectively in the future.

   The Company reports its operations within one principal industry segment: electronic components and equipment.

   During 1996 all of the Company's operating subsidiaries merged with and into the Company, with the Company as the sole surviving corporation. Accordingly, Signal Technology currently operates through the former "parent" entity rather than through various operating subsidiaries.

Products and Customers

The Company's products are integrated into complex electronic systems and subsystems that require precision generation, control and management of radio and microwave frequencies. The Company is dedicated to supplying high quality products that meet rigid customer requirements for performance and on-time delivery, while at the same time being competitively priced. The Company is continually investing in product design and engineering capability and in state-of-the-art manufacturing and testing systems and processes.


   The following table sets forth information concerning net sales of the Company's principal classes of applications for the periods indicated:


                                           Year Ended December 31
                        -------------------------------------------------------------
                              1996                    1995                 1994
                        -------------------------------------------------------------
(dollars in thousands)       $      %             $         %           $        %
-------------------------------------------------------------------------------------
Defense                 $ 74,443    65%       $ 57,691     64%      $ 68,937     74%
Space                      7,115     6           3,675      4          2,103      2
Communication             32,683    29          28,362     32         22,054     24
-------------------------------------------------------------------------------------
Total                   $114,241   100%       $ 89,728    100%      $ 93,094    100%
=====================================================================================

Defense

Signal Technology is a leading supplier of sophisticated, state-of-the-art electronic components and systems for missile guidance, airborne and ground based radars, electronic countermeasures (ECM), and electronic intelligence. The Company supplies products on key missiles programs such as the AMRAAM, Tomahawk, Sparrow, and PAC3/Patriot missile system. Key programs in ECM include the ALQ-135, ALQ-156, ALQ-184 and ATRJ. The Company provides microwave and radio frequency components and subsystems that primarily generate, manage and control frequencies in the range of 1 Khz to 40Ghz. A typical example is a radar jamming system which incorporates a microwave oscillator that generates a signal to render enemy radar ineffective.

   Power supply products are typically used for direct electric current (DC) to DC conversion or alternating electric current (AC) to DC conversion, and high or low voltage power at varied currents. For example, power supply products would be used to convert 400 Hz AC current generated by an aircraft's generators into the high voltage high current required for the aircraft's radar.

Space

Signal Technology provides products for manned and unmanned spacecraft. Principal space applications include satellite communications, intelligence, surveillance and sensing. The Company designs, develops and manufactures components such as isolators, circulators and DC to DC power converters for use on satellite-based digital communication systems such as Globalstar(TM) and Iridium(TM). Such systems are designed to offer voice, data, paging, and facsimile to telephones and data terminals in areas underserved or not served by existing systems. The Company also provides power converters currently being used in the U.S. Air Force MILSTAR II Program. Substantially all space products are sold to prime contractors or subcontractors.

Communication

The Company offers a wide selection of communication products including digital switching equipment, transceivers, power supplies, and microwave components. The Company's communication products cover a diverse range of applications such as cellular phone systems, modems, air traffic control, local area and wide area networks, digital radios, and intelligence gathering. Unlike space and defense electronics applications, sales of communication products are primarily to commercial entities, government agencies and foreign companies rather than to prime contractors on specific programs.

   The Company's principal customers are prime contractors and military agencies of the United States government and certain foreign countries. With the exception of Raytheon Company, which accounted for 22%, 14%, and 13% of the Company's net sales in 1996, 1995, and 1994, respectively, the loss of any customer would not have a material adverse effect on the Company.

   The following table sets forth information concerning net sales of the Company's products to categories of customers and geographic markets. The sales information includes direct sales by the Company to the customer or market and indirect sales to prime contractors selling to the customer or market.

                                            Year Ended December 31
                         -------------------------------------------------------
                                1996                1995              1994
                         -------------------------------------------------------
(dollars in thousands)       $        %          $       %         $         %
--------------------------------------------------------------------------------
U.S. government
   Military               $ 75,558     66%   $ 62,682    70%   $ 66,401     71%
   Non-Military              2,988      3       3,100     3       3,502      4
U.S. Commercial             17,441     15       9,211    10       6,011      6
International
   Military                 11,425     10       9,742    11      12,594     14
   Commercial                6,829      6       4,993     6       4,586      5
--------------------------------------------------------------------------------
Total                     $114,241    100%   $ 89,728   100%   $ 93,094    100%
================================================================================

Government Contracts

A substantial portion of the Company's business is conducted under United States government contracts and subcontracts. These contracts are either competitively bid or sole source contracts. Competitively bid contracts are awarded after a formal bid and proposal competition among suppliers. Sole source contracts are awarded when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors.

   Virtually all of the Company's United States government contracts and subcontracts are fixed price contracts, pursuant to which the Company agrees to develop a product or to manufacture a product for a fixed price and assumes the risk of cost overruns. Substantially all of the Company's net sales are derived from fixed price manufacturing contracts. The Company's experience is that the risk of cost overruns is lower on fixed price manufacturing contracts than it is on fixed price product development contracts.

Sales and Marketing

The Company markets its products through its own sales force and a network of knowledgeable and active independent sales representatives and distributors. The Company's sales force is comprised of its Vice President-Marketing, regional sales managers, sales personnel and support staff. The Company has independent sales representatives in the U.S. and numerous foreign countries.

   The Company's sales managers are responsible for coordinating the independent sales representatives and for having extensive knowledge of government and commercial programs in their respective regions. They also keep the Company's engineering, manufacturing and management personnel advised of possible future trends and requirements of customers.

   The key to the Company's sales and marketing strategy is the development of long-term relationships with its customers. This is achieved by regular communications and meetings between Company personnel at all levels and their counterparts in the customer's organization. The Company is active in forming strategic alliances and buying agreements. These activities are critical as the Company intends to acquire other businesses and product lines.

Product Engineering, Manufacturing and Development

The Company believes that a principal reason for its success is the quality of its product design, engineering, manufacturing and testing capabilities. These capabilities enable the Company to design and engineer products that meet or exceed its customers' demanding specifications for performance and reliability and to manufacture the products at competitive prices. The Company has acquired manufacturing, engineering and testing know-how and technology in connection with its acquisitions at costs that it believes are considerably lower than would have been incurred had the Company developed the know-how and technologies itself.

   The Company maintains engineering, product design and manufacturing operations and related support systems at all of its operating facilities. In addition, all operations utilize computer systems for product design and product documentation and to control product performance testing. A key to the Company's ability to reduce manufacturing cost has been the reduction of direct labor through the introduction of automated or semi-automated manufacturing and
product  testing   systems  and  processes.

   The Company invests in product development, principally engineering, to meet and anticipate customer requirements for new products or enhancements of existing products. In addition, the Company undertakes customer-sponsored product development contracts. Accordingly, the Company's development activities, whether Company-funded or customer-sponsored, are generally product or program specific. The amounts of Company-funded and customer-sponsored development work performed in each of the last three years are as follows:

                                                   Year Ended December 31
                         -------------------------------------------------------
(dollars in thousands)                          1996         1995          1994
--------------------------------------------------------------------------------
Company Funded                                $  522        $1,610        $2,391
Customer-sponsored                             4,820         3,602         2,029
--------------------------------------------------------------------------------
Total                                         $5,342        $5,212        $4,420
================================================================================

Sources of Raw Materials

The raw materials and sub-components which the Company requires for the manufacture of its products are generally available from several sources. The Company purchases some raw materials and components from single sources, but has no reason to believe it could not purchase from alternative sources of supply on comparable terms. From time to time, the Company experiences minor delays in obtaining raw materials and components; however, delays have not materially affected its operations.

Backlog

At December 31, 1996 and 1995, the Company had a backlog of unshipped firm orders of $87,887,000 and $92,837,000, respectively. The Company expects to ship all of the December 31, 1996 backlog within 1997, except for approximately $17,480,000 which will be shipped in later periods.

Competition

Competition is based primarily on price, product performance, reliability and customer support. The Company believes that it competes effectively in all of these areas. The Company's continued success will depend in part on its ability to develop and introduce low cost, quality products that meet or exceed customer's specifications.

   There is no single competitor that competes with the Company in all of its product lines. However, there are a number of competitors in each of the Company's product lines. Some of the Company's competitors have greater financial and operating resources than the Company. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to manufacture certain products themselves rather than purchase from suppliers such as the Company.

Employees

As of December 31, 1996, the Company had 993 full-time employees at its various divisions and subsidiaries. No employees are represented by unions. The Company believes its relations with its employees are satisfactory.

Patents

The Company holds a number of patents issued in the United States and certain European countries. While the Company considers its patents to be of some value, its technological position depends primarily on the technical competence and creative ability of its engineering staff in the areas of product design and manufacturing processes. All of the Company's key personnel are subject to confidentiality agreements.

Government Regulation

All of the Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety and protection of the environment. While compliance with applicable regulations has not adversely affected the Company's operations in the past, there can be no assurance that the Company will continue to be in compliance in the future or that these regulations will not change.

   In particular, the Company must comply with detailed government procurement and contracting regulations and with United States government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement, contracting or security obligations could result in penalties or suspension of the Company from government contracting, which would have a material adverse effect on the Company's results of operations.

   The Company is required to maintain a United States government facility clearance at each of its locations. This clearance could be suspended or revoked if the Company is found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay the Company's delivery of its products to customers. Although the Company has adopted policies directed at assuring its compliance with applicable regulations and there have been no suspensions or revocations of any of its facilities, there can be no assurance that the approved status of the Company's facilities will continue without interruption. United States government regulations require a license for the export of advanced weapons systems. Changes in United States government policies towards the export of these systems may impact the Company's international business.

                               Item 2 Properties

The Company's principal executive offices are located in Sunnyvale, California. The Company's principal operating facilities, containing light manufacturing and associated engineering and support services are located in four states:

Arizona: The Company owns a modern 84,260 square foot building in Chandler.

California:    The  Company  leases a modern  54,280  square  foot  building  in
               Sunnyvale.  The lease is triple net and expires in November 2003.
               The current annual rent is $619,000 with an average annual escalation of approximately 6.6% through the term of the lease.

Florida: The Company owns a modern 68,000 square foot building in Fort Walton Beach.

Massachusetts: The Company owns a modern 25,000 square foot building in Webster.
               In Beverly, the Company leases a modern 40,350 square foot building under a triple net lease that expires in December 1997. The annual rent is $230,000.

The Company believes that its properties are in good operating condition and repair and considers its facilities to be suitable and adequate for the Company's current and reasonably foreseeable future activities. There is capacity at the Company's facilities to absorb acquired businesses and product lines. The properties owned by the Company, are subject to either mortgages or industrial revenue bond financing.

                            Item 3 Legal Proceedings

The Company is involved from time to time in litigation incidental to its business.

   In April 1996, the Company sold its facility in Weymouth, Massachusetts but retained the environmental liability and responsibility associated with groundwater contaminants present at the site. This facility has been classified as a tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DEP"), as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the facility and still present in the groundwater at the facility; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

   The Company is continuing to conduct investigations of the facility for soil and groundwater contamination and operates a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict what additional remediation, if any, will be required.

           Item 4 Submission of Matters to a Vote of Security Holders
                                     None.

--------------------------------------------------------------------------------
                                    PART II

  Item 5 Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is listed on the American Stock Exchange ("AMEX"), under the symbol STZ. Prior to its listing on the AMEX in August, 1994, the Company's Common Stock was traded in the over-the-counter market and was included in the NASDAQ National Market System under the trading symbol STCX. The high and low sales prices for shares of the Company's Common Stock for the past two years were as follows:

                                   1996                         1995
                         -------------------------------------------------------
                            High          Low           High          Low
--------------------------------------------------------------------------------
First Quarter               7 7/8         5 1/4         4 1/2         3 3/8
Second Quarter              9 3/4         6 7/8         4 11/16       3 1/8
Third Quarter               7 7/8         5             5 7/16        3 3/16
Fourth Quarter              8 5/8         7 1/4         6             4 5/8
================================================================================

There were approximately 98 holders of record of the Company's Common Stock on March 14, 1997. The closing price per share of the Company's Common Stock on March 14, 1997 as reported on the AMEX was $7.50.

   The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in operations and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

                  Item 6 Selected Consolidated Financial Data

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                  ----------------------------------------------------------------------------------
(in thousands, except per share amounts)                 1996              1995             1994             1993             1992
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net sales                                             $ 114,241        $  89,728         $  93,094        $  97,054        $  81,593
====================================================================================================================================
Operating income (1)                                      5,042            1,040             6,685            8,337            6,875
Income (loss) before taxes                                3,697             (123)            5,839            7,890            6,028
Net income (loss)                                         2,245             (269)            3,562            4,930            3,665
Net income (loss) per share (1)                       $    0.29        $   (0.04)        $    0.48        $    0.70        $    0.61
------------------------------------------------------------------------------------------------------------------------------------
Shares used in calculating
net income (loss) per share                               7,676            6,880             7,362            6,997            6,051

(1) In 1995, includes restructuring expense of $779 or $(0.07) per share.
====================================================================================================================================

FINANCIAL POSITION
Current assets                                        $  48,043        $  46,421         $  39,216        $  33,756        $  24,085
Current liabilities                                      16,465           15,682            12,035           15,459           14,540
Total assets                                             66,591           66,117            58,431           55,124           37,866
Long-term debt, less current maturities                  13,408           17,283            12,903           10,032            8,312
Total debt                                               14,729           17,658            13,278           10,407            9,562
Stockholders' equity                                     34,909           31,944            31,913           28,086           13,858
Shares outstanding at year-end                            7,172            6,949             6,827            6,711            5,373
Book value per share                                  $    4.87        $    4.60         $    4.67        $    4.19        $    2.58
------------------------------------------------------------------------------------------------------------------------------------
SELECTED DATA
New orders                                            $ 103,829        $ 110,656         $  90,249        $  78,109        $  75,865
Year-end backlog                                      $  87,887        $  92,837         $  65,998        $  64,489        $  70,610
Employees at year-end                                       993              894               854              996              955
Revenue per employee                                  $     115        $     100         $     109        $      97        $      85
------------------------------------------------------------------------------------------------------------------------------------


       Item 7 Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Overview

The Company's principal business is the design, development, manufacture and marketing of sophisticated electronic components and subsystems that are utilized in a broad range of advanced space, communication and defense applications. The Company's principal strategy for growth is to acquire complementary businesses and product lines while aggressively marketing growth areas in space, communication and defense.

Results of Operations for the Years Ended December 31, 1996, 1995 and 1994

Overall, net sales increased approximately 27% in 1996 as compared to 1995. Net Sales in defense electronic applications increased 29% while net sales in Space and Communication grew 94% and 15% respectively. The sales growth is attributable to the increased level of bookings the Company has experienced in 1995 and 1996.

   Net sales decreased 4% in 1995 as compared to 1994. The lower level of net sales in 1995 resulted from the completion of a major missile supply contract, closing of the Company's Systron Donner facility, and the engineering effort required prior to entering the production phase on new programs.

   Gross profit as a percentage of net sales decreased to 21.7% in 1996 from 21.9% in 1995. The slight decrease in the gross profit percentage can be attributed to higher than expected costs on development contracts. Higher net sales accounted for the increase in the amount of gross profit for 1996. From 1994 to 1995, gross profit as a percentage of sales dropped from 27.9% to 21.9%. The decrease in the gross profit percentage can be partially attributed to difficulty transitioning from longer, sub-systems contracts to quicker turning, component manufacturing at the California facility. In addition, the closure of the Systron Donner facility and relocation of the business to California and Arizona facilities caused slippage in deliveries and subsequent cost overruns in certain programs. These factors, as well as lower net sales were responsible for the overall decrease in the amount of gross profit for 1995.

   Selling, general and administrative expenses in 1996 increased $3,022 thousand (18.6%) as compared to a decrease in 1995 of $617 thousand (4%). However, as a percentage of sales, these expenses were 16.9% in 1996, 18.1% in 1995 and 18.1% in 1994. The decrease, as a percentage of sales, from the previous years resulted from economies of scale which required less of an increase in selling, general and administration expense to support the significant sales increase for the year.

   Company-funded research and development expenses decreased $1,088 thousand (68%) from 1995 levels as the development activities on technologies and products for use in commercial satellite communication markets were completed in 1995 and the product line was sold in 1996. In addition the Company was able to shift the emphasis from Company-funded to customer sponsored R&D. Customer - sponsored R&D increased 34% to $4,820 thousand. Research and development expenses decreased $781 thousand in 1995 from 1994 levels. The decrease in 1995 was also attributable to less funding required in the year to complete the development of commercial satellite technologies and product mentioned above.

   In 1995 the Company recorded a restructuring expense pursuant to the shut down of its ST Systron Donner facility in Sylmar, California. The $779 thousand restructuring expense included employee severance costs, write-down of inventory and costs related to the consolidation of the business into the Company's Chandler, Arizona and Sunnyvale, California facilities.

   Interest expense in 1996 increased to $1,345 thousand from $1,163 thousand in 1995 and $846 thousand in 1994. The increased interest expense reflects higher levels of borrowings throughout the year as well as higher interest rates.

   The provision for income taxes in 1996 was $1,452 thousand on pretax income of $3,697 thousand. The effective tax rate was 39.3% in 1996 compared to 118.7% in 1995 and 39.0% in 1994. In 1995 tax on the pretax loss rose from the non-deductibility of goodwill and restriction on carry forward of state tax loses.

Liquidity and Capital Resources

The Company's primary source of liquidity in 1996 was cash flow from operations. Primary sources of liquidity in 1995 arose from cash flow from operations and bank borrowings. In 1994 the Company's primary source of liquidity was bank borrowings. The bank borrowing arrangement requires the Company to maintain certain minimum balances and ratios, the most significant of which requires the maintenance of a minimum net worth of $29.5 million. The Company was in compliance with all covenants at December 31, 1996, and had approximately $5.0 million available for borrowing.

   At December 31, 1996, the Company had working capital of $31.6 million, including cash of $1.9 million, as compared to working capital and cash of $30.7 million and $1.6 million, respectively at December 31, 1995. Operating activities in 1996 generated cash totaling $6.1 million as compared to $0.8 million in 1995. Investing activities were less than the previous year. In 1996, cash used for acquisitions and associated costs decreased to $1.0 million from $4.0 million in 1995 and $2.1 million in 1994.

   The Company continues to investigate acquisition opportunities in complementary businesses, product lines and markets, but has no agreements, understandings or commitments for additional acquisitions at this time. The Company believes that it has adequate cash, working capital and available financing facilities to meet its operating and capital requirements in the foreseeable future and to continue its acquisition program.

Recent Pronouncements

During October 1996, the AICPA issued Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP 96-1) which establishes guidelines for the recognition, measurement, and disclosure of environmental remediation liabilities. It also includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized in accordance with the criteria of Financial Accounting Standards Boards (FASB) Statement No. 5 "Accounting for Contingencies" (SFAS No. 5). The Company does not believe that adoption of SOP 96-1, which will become effective for fiscal years beginning after December 15, 1996, will have material impact on its financial condition or operating results.

   During  February  1997,  the  Financial  Accounting  Standards  Board  issued
Financial Accounting Standard No. 128 "Earnings per share" (FAS 128) which establishes standards for computing earnings per share ("EPS"). FAS 128 simplifies the standards for computing EPS and makes them comparable to international standards. The Company has not yet determined the impact that the adoption of FAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, will have on its EPS calculation.


               Item 8 Financial Statements and Supplementary Data

Consolidated Statements of Operations

                                                                                              Year ended December 31,
                                                                           ---------------------------------------------------------
(amounts in thousands, except per share data)                                        1996                1995                 1994
------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                          $114,241            $ 89,728             $ 93,094
Cost of sales                                                                        89,407              70,051               67,153
------------------------------------------------------------------------------------------------------------------------------------
Gross profit                                                                         24,834              19,677               25,941
Selling, general and administrative expenses                                         19,270              16,248               16,865
Research and development expenses                                                       522               1,610                2,391
Restructuring expense                                                                  --                   779                 --
------------------------------------------------------------------------------------------------------------------------------------
Operating income                                                                      5,042               1,040                6,685
Interest expense                                                                      1,345               1,163                  846
------------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                                     3,697                (123)               5,839
Provision for income taxes                                                            1,452                 146                2,277
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                  $  2,245            $   (269)            $  3,562
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                                        $   0.29            $  (0.04)            $   0.48
------------------------------------------------------------------------------------------------------------------------------------
Shares used in calculating net income (loss)
per share                                                                             7,676               6,880                7,362
------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Balance Sheets
                                                                                                                 December 31,
                                                                                                         ---------------------------
(dollar amounts in thousands)                                                                               1996             1995
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash                                                                                                     $  1,870          $  1,584
Accounts receivable, net of allowance for doubtful accounts of $170 and $166                               18,383            15,983
Inventories                                                                                                24,293            25,598
Deferred taxes                                                                                              2,989             2,202
Other assets                                                                                                  508             1,054
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                       48,043            46,421
------------------------------------------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                                                         14,310            16,441
Intangible assets, net                                                                                      3,374             3,217
Other assets                                                                                                  864                38
------------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                                             $ 66,591          $ 66,117
====================================================================================================================================

LIABILITIES
Current liabilities:
Current maturities of long-term debt                                                                     $  1,321          $    375
Accounts payable                                                                                            5,289             6,159
Accrued expenses                                                                                            8,512             5,292
Income taxes payable                                                                                          295              --
Customer advances                                                                                           1,048             3,856
------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                  16,465            15,682
------------------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                                       1,809             1,208
Long-term debt, net of current maturities                                                                  13,408            17,283
------------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 10 )

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued                                   --                --
Common stock, $0.01 par value; 30,000,000 authorized;
   7,171,506 and 6,948,683 issued and outstanding                                                              72                69
Additional paid-in-capital                                                                                 12,095            11,432
Unearned compensation                                                                                        --                 (54)
Retained earnings                                                                                          22,742            20,497
------------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                 34,909            31,944
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                               $ 66,591          $ 66,117
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Statements of stockholders' Equity

(dollar amounts in thousands)
                                                                        Years ended December 31, 1996, 1995 and 1994
                                                       -----------------------------------------------------------------------------
                                                                                   Additional                              Total
                                                                 Common Stock       Paid-in     Unearned      Retained Stockholders'
                                                            Shares        Amount     Capital   Compensation   Earnings     Equity
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1993                                          6,710,635   $      67   $  10,977   $    (162)   $  17,204    $  28,086
Exercise of stock options                                    115,957           1         210        --           --            211
Unearned compensation                                           --          --          --            54         --             54
Net income                                                      --          --          --          --          3,562        3,562
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1994                                          6,826,592          68      11,187        (108)      20,766       31,913
Exercise of stock options                                    122,091           1         245        --           --            246
Unearned compensation                                           --          --          --            54         --             54
Net loss                                                        --          --          --          --           (269)        (269)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1995                                          6,948,683          69      11,432         (54)      20,497       31,944
Exercise of stock options                                    222,823           3         663        --           --            666
Unearned compensation                                           --          --          --            54         --             54
Net income                                                      --          --          --          --          2,245        2,245
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1996                                          7,171,506   $      72   $  12,095   $    --      $  22,742    $  34,909
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

Consolidated Statements of Cash Flows
(dollar amounts in thousands)
                                                                                                       Years ended December 31,
                                                                                                ------------------------------------
                                                                                                    1996         1995        1994
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                                                $  2,245     $   (269)    $  3,562
Adjustments to reconcile net income (loss)
      to net cash provided (used) by operating activities;
   Depreciation                                                                                     3,368        3,527        3,381
   Amortization                                                                                       390          186          154
(Gain) or Loss on disposal of property, plant and equipment                                           (95)         (18)         147
   Unearned compensation                                                                               54           54           54
   Deferred taxes                                                                                    (186)         (58)        (415)
Changes in operating assets and liabilities:
   Accounts receivable                                                                             (2,400)         638         (801)
   Inventory                                                                                        2,751       (5,777)      (1,858)
   Other current assets                                                                               546          (95)        (279)
   Accounts payable                                                                                (1,266)       1,997          264
   Accrued expenses                                                                                 3,220         (212)      (4,434)
   Income taxes payable                                                                               295          (40)        (504)
   Customer advances                                                                               (2,808)         880          (27)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by operating activities                                                    6,114          813         (756)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
Acquisitions and associated costs                                                                  (1,000)      (4,070)      (2,138)
Additions to property, plant and equipment                                                         (1,960)      (1,584)      (1,077)
Proceeds from disposal of property, plant and equipment                                               356          175           72
Other                                                                                                 (15)         (45)          37
------------------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                                              (2,619)      (5,524)      (3,106)
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
Proceeds from exercise of stock options                                                               666          246          211
Borrowings under bank revolving credit facilities                                                  24,029       26,955       38,445
Repayment of borrowings under bank revolving credit facilities                                    (27,529)     (22,200)     (35,200)
Payments of long-term debt                                                                           (375)        (375)        (374)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                                   (3,209)       4,626        3,082
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                                       286          (85)        (780)
Cash, beginning of year                                                                             1,584        1,669        2,449
Cash, end of year                                                                                $  1,870     $  1,584     $  1,669
====================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1. NATURE OF OPERATIONS

The Company designs, develops, manufactures and markets sophisticated electronic components and subsystems that are utilized in a broad range of advanced defense, space and communication applications. The Company's principal strategy for growth is to acquire complementary businesses and product lines while aggressively marketing growth areas in defense, space and communication.

   The Company's core technology involves precision control, management and generation of radio and microwave frequencies and electrical currents. Principal uses for the Company's products include communication networks, satellite communications, electronic countermeasures, intelligence and guidance systems. The Company's major customers are prime government contractors which integrate the Company's products into complex systems sold to agencies of the United States government and foreign countries. The Company believes that its products are well positioned to take advantage of current defense trends due to its substantial incumbency on key existing programs and platforms. The Company's operating strategy of enhancing its manufacturing and engineering capabilities to improve product quality and reduce cost will also enable it to compete effectively in the future.

   The Company reports its operations within one principal industry segment: electronic components and equipment.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include the amounts of Signal Technology Corporation and its wholly-owned subsidiaries, which during 1996, were all merged with and into the Company. Intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company records revenue upon shipment or customer acceptance, in accordance with the terms of individual contracts. Revenue is determined based on sales value per unit and costs are based on estimated average cost per unit over the entire contract. Estimated losses on contracts are recognized in full in the period they become known. Provision is made currently for estimated returns and warranty costs.

Research and Development

Research and development expenditures are charged to operations as incurred. Research and development expenses include approximately $534 in 1995 and $1,206 in 1994 of funding provided to Benecia Communications, Inc., a company which became an operating division of the Company. Benecia Communications was sold in May 1996. (See Note 3)

Income Taxes

Deferred tax assets and liabilities consist of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes and are measured based on the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are stated at their estimated realizable value.

The provision for income taxes consists of estimated federal and state income taxes currently payable adjusted for changes between periods in the measurement of deferred tax assets and liabilities. Tax credits are recognized as a reduction of income tax expense in the years in which the credits are utilized for tax purposes.

Earnings per Share

Earnings per share have been computed based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents are included in the per share calculations where the effect of their inclusion would be dilutive. Dilutive common stock equivalents consist of the incremental common shares issuable upon conversion of the stock options and warrants using the treasury stock method.

Inventories

Inventories are valued at the lower of cost, determined by the first-in, first-out (FIFO) method, or market, and are presented net of progress payments and foreseeable losses.

                      (in thousands, except per share data)

Property, Plant and Equipment

Property, plant and equipment are carried at cost, and depreciation is provided using the straight-line method over the estimated useful life of the asset, as follows:

        Buildings                       33 years
        Building improvements           15 years
        Machinery and equipment         7 years
        Furniture and fixtures          5-7 years

Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease. Maintenance and repairs are charged to expense as incurred; improvements are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to income.

Intangible Assets

Intangible assets consist principally of goodwill which is being amortized on the straight line basis over periods of five to twenty years. At December 31, 1996 and 1995 accumulated amortization was $888 and $498 respectively.

Concentrations of Risk

A significant portion of the Company's sales are to customers whose activities are related to the defense industry, including some who are located in foreign countries. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the defense industry economy. The Company closely monitors extensions of credit, maintaining reserves for potential credit losses, and such losses have been within management's expectations. Substantially all of the Company's cash is deposited with a single bank.

   The amounts reported for receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash and note and trade receivables.

   The Company must comply with detailed government procurement and contracting regulations and with United States government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement, contracting or security obligations could result in penalties or suspension of the Company from government contracting, which would have a material adverse effect on the Company's results of operations.

   The Company's inventories include high-technology parts and components that may be specialized in nature or subject to rapid technology obsolescence. While the Company has programs to minimize the required inventories on hand and considers technology obsolescence in estimating reserves to reduce recorded amounts to market values, such estimates could change in the future.

Recent Pronouncements

During October 1996, the AICPA issued Statement of Position 96-1 "Environmental Remediation Liabilities" (SOP 96-1) which establishes guidelines for the recognition, measurement, and disclosure of environmental remediation liabilities. It also includes benchmarks to aid in the determination of when environmental remediation liabilities should be recognized in accordance with the criteria of Financial Accounting Standards Boards (FASB) Statement No. 5 "Accounting for Contingencies" (SFAS No. 5). The Company does not believe that adoption of SOP 96-1, which will become effective for fiscal years beginning after December 15, 1996, will have material impact on its financial condition or operating results.

   During  February  1997,  the  Financial  Accounting  Standards  Board  issued
Financial Accounting Standard No. 128 "Earnings per share" (FAS 128) which establishes standards for computing earnings per share ("EPS"). FAS 128 simplifies the standards for computing EPS and makes them comparable to international standards. The Company has not yet determined the impact that the adoption of FAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, will have on its EPS calculation.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. The reclassification had no impact on previously reported net income.

                     (in thousands, except per share data)

3. ACQUISITIONS AND DISPOSALS

In December, 1996, the Company paid $2,342 for certain assets and the assumption of certain liabilities of Military Power Systems a division of Transistor Devices Inc.

   In July, 1995, the Company paid $1,292 for certain assets and the assumption of certain liabilities of Western Microwave, Inc. In September, 1995, the Company paid $2,528 for certain assets and the assumption of certain liabilities of Tecnetics, Incorporated. In October, 1995, the Company paid $250 for certain assets relating to a power supply contract of Adaptive Power Solutions, L.L.C. The acquisition included assets and the assumption of certain liabilities relating to the contract.

   In May, 1994, the Company paid $2,138 for certain assets and the assumption of certain liabilities of Hughes Power Supply Corporation.

   Each of these transactions was financed with cash with the exception of the Military Power Systems transaction which the seller financed in the amount of $946 and is payable $473 in June 1997, and $473 in December 1997. These transactions have been accounted for as purchases. The purchase prices, including costs of $20 in 1996, $95 in 1995 and $62 in 1994 associated with the acquisitions, have been allocated to the acquired assets and liabilities assumed based upon their fair value at the respective dates of the acquisitions. The results of operations of the acquired businesses since the acquisition dates are included in the consolidated statements of income.

   Assuming the acquisitions described above had been made on January 1, 1995, the Company's unaudited proforma condensed results of operations would have been as follows:

                                                --------------------------------
                                                        1996             1995
--------------------------------------------------------------------------------
Net sales                                           $ 120,241         $ 100,258
Net income (loss)                                   $   2,853         $     (81)
Net income (loss) per share                         $    0.37         $   (0.01)

The proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1995, or of results which may occur in the future.

   In April 1995, the company exercised its option to acquire the assets of Benecia Communications Corporation (BCC). BCC was a development stage company performing research and development activities on technologies and products used in commercial satellite communications. The Company had funded BCC since September 1993. Consideration for the acquisition was the forgiveness of a promissory note in the principal amount of $1,800. In May 1996, the Company sold the Benecia product lines and associated assets to Communications & Power Industries, Inc. for $800.

4. RESTRUCTURING

In 1995 the Company recorded a restructuring expense pursuant to the shutdown of its Systron Donner facility in Sylmar, California. The $779 restructuring expense includes severance costs of $225, write-down of assets of $275, removal and transportation costs of $185 and other costs of $94 related to the restructuring of the business. As of December 31, 1996, all cash expenditures as a result of the restructuring have been incurred. Employees terminated as a result of the restructuring totaled 46.

5. STATEMENT OF CASH FLOWS

                                                     Years ended December 31
                                               ---------------------------------
                                                  1996         1995        1994
--------------------------------------------------------------------------------
Cash paid during period for:
Interest                                        $1,392       $1,135       $  767
Taxes                                           $  736       $  802       $3,196
--------------------------------------------------------------------------------
Non cash activity:
Note payable in connection with acquisition     $  946
Forgiveness of Benecia Promissory Note          $ --         $1,800
Building sold in exchange for note receivable   $  858
================================================================================

                     (in thousands, except per share data)

6. INVENTORIES

                                                                December 31
                                                      --------------------------
                                                            1996         1995
--------------------------------------------------------------------------------
Raw materials                                            $  8,225      $ 11,135
Work in progress                                           18,912        18,030
Finished goods                                                307           341
--------------------------------------------------------------------------------
                                                           27,444        29,506
Less: unliquidated progress payments                       (3,151)       (3,908)
--------------------------------------------------------------------------------
                                                         $ 24,293      $ 25,598
================================================================================

7. PROPERTY, PLANT AND EQUIPMENT

                                                                December 31
                                                      --------------------------
                                                            1996         1995
--------------------------------------------------------------------------------
Land                                                     $    592      $    722
Building and improvements                                   7,285         8,340
Machinery and equipment                                    24,217        22,534
Furniture and fixtures                                      2,285         2,492
--------------------------------------------------------------------------------
                                                           34,379        34,088
--------------------------------------------------------------------------------
Less accumulated depreciation                             (20,069)      (17,647)
--------------------------------------------------------------------------------
Net property plant and equipment                         $ 14,310      $ 16,441
================================================================================

8. ACCRUED EXPENSES

                                                                December 31
                                                      --------------------------
                                                            1996         1995
--------------------------------------------------------------------------------
Accrued payroll & employee benefits                      $  2,151      $    776
Accrued vacation                                            1,293         1,103
Accrued warranty                                              833           832
Accrued commissions                                         1,275           993
Other accrued expenses                                      2,960         1,588
--------------------------------------------------------------------------------
                                                         $  8,512      $  5,292
================================================================================

9. LONG-TERM DEBT AND NOTES PAYABLE

                                                                December 31
                                                      --------------------------
                                                            1996         1995
--------------------------------------------------------------------------------
Massachusetts  Industrial Revenue Bond,
   maturing in 2009, interest at 62% of the
   prime rate plus 1/2% effective interest
   rate of 4.3% and 4.6%, payable in annual
   principal payments of $80                             $    968      $  1,048
Bank revolving credit facility                              9,500        13,000
Bank real estate term loan facility                         3,315         3,610
Note payable in connection with Acquisition                   946          --
--------------------------------------------------------------------------------
                                                           14,729        17,658
Less: current maturities                                    1,321           375
--------------------------------------------------------------------------------
                                                         $ 13,408      $ 17,283
================================================================================

                     (in thousands, except per share data)

The Massachusetts Industrial Revenue Bond is collateralized by real estate with a net book value of $1,244 at December 31, 1996. The Company has a $15,000 unsecured bank revolving credit facility, (the "Revolver") and a $4,273 bank real estate term loan facility, (the "Real Estate Loan") (collectively, the "Agreement"). The Real Estate Loan is collateralized by real estate with a net book value of $4,820 at December 31, 1996. Maturing in June, 2000, the Real Estate Loan is payable in quarterly principal payments of $74, plus interest at the bank's base rate (8.25% at December 31, 1996), with the last installment equal to the remaining unpaid loan balance. The Revolver expires in June 2000, and amounts may be borrowed, paid and reborrowed at the election of the Company through the expiration date. Amounts available under the Revolver are reduced by actual borrowings and outstanding letters of credit. The Company has the option of borrowing under one or more differing interest rate formulas and at December 31, 1996, the weighted average interest rate was 7.81%. The Company also pays a quarterly commitment fee at annual rates ranging from 1/8% to 3/8% depending upon the amount of the unused facility.

   The Agreement contains certain covenants related to tangible net worth and interest coverage, as defined. Default on any covenant may affect the commitment by the bank to continue to lend under the Agreement and, if not corrected, could accelerate the maturity of any borrowings outstanding under the Agreement. At December 31, 1996, the Company was in compliance with all covenants and after reduction for outstanding letters of credit, had approximately $5,000 available for borrowing under the Revolver portion of the Agreement. The Transistor Devices Inc. note of $946 plus interest at 8.25% is payable $473 in June 1997 and $473 in December 1997.

10. COMMITMENTS AND CONTINGENCIES

The Company leases real estate and equipment under operating leases expiring at various dates through September 2003. The leases include provisions for rent escalation, renewals and purchase options and the Company is generally responsible for taxes, maintenance and repairs. Aggregate rental expense included in operations amounted to $915 in 1996, $1,384 in 1995 and $1,711 in 1994. Future minimum lease payments under noncancelable operating leases with an initial term exceeding one year are as follows:

                      1997                 $1,020
                      1998                  $ 750
                      1999                  $ 796
                      2000                  $ 789
                      2001                  $ 773

The Company is involved from time to time in litigation incidental to its business.

   In April 1996, the Company sold its facility in Weymouth, Massachusetts but retained the environmental liability and responsibility associated with groundwater contaminants present at the site. This facility has been classified as a tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DEP"), as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the facility and still present in the groundwater at the facility; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

   The Company is continuing to conduct investigations of the facility for soil and groundwater contamination and operate a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict what additional remediation, if any, will be required.

                     (in thousands, except per share data)

11. INCOME TAXES
                                                     Years ended December 31
                                             -----------------------------------
                                                 1996       1995        1994
--------------------------------------------------------------------------------
Currently payable:
   Federal                                   $  1,512        --       $  2,149
   State                                          174     $   204          543
--------------------------------------------------------------------------------
Deferred:
  Federal                                        (430)        (50)        (383)
   State                                          196          (8)         (32)
--------------------------------------------------------------------------------
Provision for income taxes                   $  1,452     $   146     $  2,277
================================================================================

The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                     Years ended December 31
                                             -----------------------------------
                                                 1996        1995         1994
--------------------------------------------------------------------------------
Statutory federal income tax rate                34.0%      (34.0)%       34.0%
State income taxes, net of federal benefit        5.8        86.3          5.8
Benefit from foreign sales corporation           (1.9)     --             (0.7)
Non-deductible expenses and other                 1.4        66.4         (0.1)
--------------------------------------------------------------------------------
Effective tax rate                               39.3%      118.7%        39.0%
================================================================================

Non-deductible expense consists principally of goodwill, depreciation expense resulting from certain of the Company's acquisitions and other amounts not deductible for tax purposes. The tax effect of temporary differences that give rise to the net deferred tax asset and liability are as follows:

                                                               December 31
                                                      --------------------------
                                                          1996            1995
--------------------------------------------------------------------------------
Net tax asset:
   Vacation accrual                                     $   455         $   366
   Inventory                                              1,646           1,337
   Warranty                                                 331             279
   Deferred compensation                                    197             174
   Other                                                    360              46
--------------------------------------------------------------------------------
Total                                                   $ 2,989         $ 2,202
================================================================================

Net tax liability:
   Depreciation                                         $ 1,809         $ 1,794
   Operating loss carryforwards                            --              (586)
   Other                                                   --              --
--------------------------------------------------------------------------------
Total                                                   $ 1,809         $ 1,208
================================================================================

                     (in thousands, except per share data)

12. STOCKHOLDERS' EQUITY

The Company has stock option plans under which a maximum of 3,167 options may be granted generally at prices not less than 100 percent of the fair market value of the Company's common stock at the date of option grant. Options vest ratably over a four to five year period and expire not more than ten years from date of grant. At December 31, 1996, 1,451 shares of common stock were reserved for future issuance under the plans and 502 were available for future grant. Additionally, non-qualified options to purchase a total of 93 shares of the Company's common stock have been granted to certain non-employee directors and others. These options were granted at the fair market value of the Company's common stock at the date of option grant, vest generally over a five year period and expire between 1999 and 2001.

   For financial reporting purpose only, certain options granted in 1992 were accounted for as if they had been granted at less than market value when compared with the value of common stock issued in the Company's initial public offering in 1993. Unearned compensation related to these options is being recorded ratably over the vesting period. These options, as well as all other options granted prior to the initial public offering, were granted at prices determined by the Board of Directors to be not less than the fair market value at the date of grant. The increase in available options of 500 shares is subject to approval of the Stockholders at the 1997 annual meeting.

   Information concerning the plans and non-qualified stock options is as follows:

                                                               Available    Option     Option Price    Aggregate    Weighted Avg.
                                                               for Grant                per Share       Price      Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1993                                                347         1,245    $1.50  -- $7.25  $ 3,129           NA
Options granted (307)                                            307           307     3.94  --  5.25    1,343           NA
Options canceled                                                 132          (167)    1.57  --  7.25     (826)          NA
Options exercised                                                --           (116)    1.50  --  3.15     (211)          NA
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1994                                                172         1,269     1.57  --  7.25    3,435         $2.71
Options granted (138)                                            138           138     3.50  --  5.06      569          4.13
Options canceled                                                  75          (105)    1.57  --  7.25     (427)         4.06
Options exercised                                                --           (122)    1.57  --  2.36     (246)         2.02
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1995                                                109         1,180     1.57  --  7.25    3,331          2.82
Options granted (187)                                            187           187     5.25  --  8.25    1,325          7.09
Options canceled                                                  80          (102)    1.80  --  8.25     (421)         4.09
Options exercised                                                --           (223)    1.57  --  4.75     (436)         1.96
Increase in available options, 1992 Plan                         500           --            --            --             --
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1996                                                502         1,042    $1.57  -- $8.25    $ 3,799       $3.65
================================================================================================================================
A total of 683 options were exercisable at December 31, 1996



The following table summarizes information with respect to stock options outstanding of December 31, 1996:


            Range of            Outstanding    Weighted-Average   Weighted-Average    Exercisable     Weighted-Average
            Exercise               as of         Remaining         Exercise Price       as of           Exercise Price
             Prices              12/31/96     Contractual Life      Outstanding       12/31/96          Exercisable
------------------------------------------------------------------------------------------------------------------------------
     $   1.57     $   1.80           386          3.7              $   1.62             386             $   1.62
     $   2.00     $   3.94           183          3.8              $   2.48             147             $   2.36
     $   4.19     $   5.75           271          2.6              $   4.66             124             $   4.67
     $   6.06     $   8.25         1,202          4.0              $   7.78              26             $   7.25
------------------------------------------------------------------------------------------------------------------------------
     $   1.57     $   8.25         1,042          3.5              $   3.42             683             $   2.55
==============================================================================================================================


                     (in thousands, except per share data)

The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

   The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995:

        Risk-free Interest Rates                  6.20%
        Expected Life                             4.7 Years
        Volatility                                0.70
        Dividend Yield                             -

The weighted average fair value of those options granted in 1996 and 1995 was $4.51 and $2.49 respectively.


The following proforma income information has been prepared following the provisions of SFAS No. 123:

(amounts in thousands except per share data)          1996             1995
--------------------------------------------------------------------------------
Net income (loss) - proforma                        $   2,045       $   (317)
Net income (loss) per share - proforma              $    0.27       $  (0.05)
--------------------------------------------------------------------------------

The above proforma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

13. EMPLOYEE BENEFIT PLAN

The Company maintains a 401(k) plan covering substantially all of its employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. The Company may also make a discretionary contribution. The Company's contributions to this plan totaled $164 in 1996, $116 in 1995 and $123 in 1994.

14. SEGMENT INFORMATION

The Company is engaged in one industry segment: the engineering, manufacturing and marketing of electronic components and subsystems. The Company distributes its products worldwide. Export sales were $18,254 in 1996, $14,735 in 1995 and $17,180 in 1994. One customer accounted for 22% of net sales in 1996 and 14% of sales in 1995 and 13% in 1994.

                     (in thousands, except per share data)

15. UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following quarterly financial information should be read in conjunction with
Note 2. The first three quarters in each year consist of thirteen week periods with the fourth quarter ending on December 31.

1996:
                                  First Quarter   Second Quarter  Third Quarter   Fourth Quarter
---------------------------------------------------------------------------------------------------
Net sales                           $ 22,048         $ 27,371       $ 31,624         $ 33,198
Gross profit                           4,475            5,151          7,235            7,973
Operating income                         125              648          1,903            2,366
Net income (loss)                       (155)             170            995            1,235
Net income (loss) per share         $   (.02)        $    .02       $    .13         $    .16
---------------------------------------------------------------------------------------------------
Shares used in calculating
Net income (loss) per share            6,977            7,711          7,652            7,720
===================================================================================================

1995:
                                  First Quarter   Second Quarter  Third Quarter   Fourth Quarter
---------------------------------------------------------------------------------------------------
Net sales                           $ 21,525         $ 21,935       $ 22,310         $ 23,958
Gross profit                           4,276            4,248          5,414            5,739
Operating income                        (508)              29          1,305              214
Net income (loss)                       (458)            (160)           589             (240)
Net income (loss) per share         $  (0.07)        $  (0.02)      $   0.08         $  (0.03)
Shares used in calculating
Net income (loss) per share            6,845            6,855          7,369            6,915
===================================================================================================

Net sales and net income are subject to fluctuations as a result of customer actions including the timing of mandated delivery schedules, changes in the timing of program funding, delays in obtaining qualification approvals and the timing of preshipment inspections.

       Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                     None.
--------------------------------------------------------------------------------

                                    PART III

           Item 10 Directors and Executive Officers of the Registrant

                         Item 11 Executive Compensation

     Item 12 Security Ownership of Certain Beneficial Owners and Management

             Item 13 Certain Relationships and Related Transactions

All information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 6, 1997, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

--------------------------------------------------------------------------------

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Index to Financial  Statements  and Financial  Statement  Schedules                Page
----------------------------------------------------------------------------------------------------
        Consolidated Balance Sheets as of December 31, 1996 and 1995                        23
        Financial  Statements for the Years Ended December 31, 1996, 1995 and 1994:
        Consolidated Statements of Operations                                               22
        Consolidated Statements of Stockholders' Equity                                     24
        Consolidated Statements of Cash Flows                                               25
        Notes to Consolidated Financial Statements                                          26
        Report of Independent Accountants                                                   38

        Schedule II     Valuation and Qualifying Accounts                                   39
        All other  schedules are omitted  because they are not  applicable,  not required under the instructions,  or all the information required is set forth in the consolidated financial statements or notes thereto.

        (2) The following described exhibits are filed herewith or incorporated herein by reference indicated:


--------------------------------------------------------------------------------
Exhibit
Number                  Description
--------------------------------------------------------------------------------

3.1     Certificate of Incorporation of Registrant, as amended to date.*

3.2     By-Laws of Registrant, as amended to date.***

10.1 Amended and Restated Credit Agreement among The First National Bank of Boston, the Registrant and its subsidiaries, dated as of April 14, 1992.*

10.0.1 Second Amendment and Restatement of Credit Agreement with First National Bank of Boston, dated as of September 30, 1993.***

10.4 Employee Incentive Stock Option Plan-1982 of the Registrant.* 10.5 1992 Equity Incentive Plan of the Registrant.*

10.6    Signal Technology Corporation 401(k) Plan.*

10.7 Lease dated as of December 28, 1990 by and between Varian Associates, Inc. and ST Olektron Corporation (formerly known as RF Components, Inc.).*

10.8 Lease dated as of October 18, 1990 by and between Benicia Associates and ST Microwave Corp.*

10.9 Lease dated as of December 7, 1990 by and between Aetna Life Insurance Company and ST Microwave Products Corporation (now known as ST Microwave Corp.).*

10.18 Asset Purchase and Sale Agreement by and between Adaptive Power Solutions, L.L.C. and ST Keltec Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated October 12, 1995. *****

10.19 Trade License and Purchase and Sale Agreement by and between Western Microwave, Inc. and ST Microwave Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated July 21, 1995. *****

10.20 Purchase and Sale Agreement by and between Tecnetics, Incorporated. and ST Keltec Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated September 7, 1995. *****

10.22 Amendment agreement No.1 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of July 20, 1995. *****

Exhibit
Number                  Description
--------------------------------------------------------------------------------

10.23 Amendment agreement No.2 to the Second Amendment and Restated Credit Agreement dated as of September 30,1993, with the First National Bank of Boston, dated as of September 30, 1995. *****

10.24 Amendment agreement No. 3 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 29, 1996.

10.25 Amendment agreement No. 4 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 10, 1997.

10.26 Asset Purchase Agreement by and between Transistor Devices Inc. and ST Keltec Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated as of December 6, 1996.

10.27 Asset Purchase Agreement by and between Pulau Electronics Corporation and ST Microwave (Arizona) Corporation, a wholly owned subsidiary of ST Microwave Corporation, dated as of June 14, 1996.

10.28 Agreement and instrument of purchase and sale by and between Communications & Power Industries, Inc. and ST Microwave Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated as of May 24, 1996.

10.29 First Amendment to lease, dated as of September 9, 1996, by and between Benicia Associates and Signal Technology Corporation.

10.30   Employee Stock Purchase Plan. ******

11.1    Computation of net income (loss) per share

21.1    Schedule of Registrant's subsidiaries.

23.1    Consent of Independent Accountants.

27.1    Financial Data Schedule

* Incorporated by reference to the corresponding exhibit filed as part of the Registrant's registration statement on Form S-1, as amended (File No. 33-61124).

*** Incorporated by reference to the corresponding exhibit filed as part of the Registrant's 1993 Annual Report on Form 10-K.

**** Incorporated by reference to the corresponding exhibit filed as part of the Registrant's 1994 Annual Report on Form 10-K.

***** Incorporated by reference to the corresponding exhibit filed as part of the Registrant's 1995 Annual Report on Form 10-K.

****** Incorporated by reference to the definitive Proxy Statement to be filed with the SEC in connection with the Company's Annual Meeting of Shareholders to held on May 6, 1997.



(b)     Reports on Form 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SIGNAL TECHNOLOGY CORPORATION




                                 By: \s\ Dale L. Peterson
                                     --------------------------------------
                                 Chairman and Chief Executive Officer


Date: March 28, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

\s\ Dale L. Peterson       March 28, 1997        \s\ Joseph S. Schneider    March 28, 1997
------------------------------------------       ----------------------------------------
Dale L. Peterson                                 Joseph S. Schneider
Chairman and Chief Executive Officer             Director


\s\ James S. Walsh         March 28, 1997        \s\ Larry L, Hansen        March 28, 1997
-----------------------------------------        -----------------------------------------
James S. Walsh                                   Larry L. Hansen
President                                        Director

\s\ Bernard P. O'Sullivan  March 28, 1997
-----------------------------------------        \s\ Russ D. Kinsch         March 28, 1997
Bernard P. O'Sullivan                            -----------------------------------------
Director                                         Rush D. Kinsch

\s\ Harvey C. Krentzman    March 28, 1997
------------------------------------------
Harvey C. Krentzman
Director

                       Report of Independent Accountants


To the Board of Directors and Stockholders
Signal Technology Corporation



   We have audited the consolidated financial statements and financial statement schedule of Signal Technology Corporation listed in Item 14 (a) (1) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signal Technology Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information required to be included therein.



San Jose, California                                    COOPERS & LYBRAND L.L.P.
January 27, 1997



                 Schedule II Valuation and Qualifying Accounts

                                       Years ended  December 31, 1996, 1995 and 1994
------------------------------------------------------------------------------------------------------------------------------------

                                                Balance at      Charged to           Charged to          Balance at
                                                Beginning       Costs and             Other                  End
Description                                     of Period       Expenses              Accounts            of Period
------------------------------------------------------------------------------------------------------------------------------------
Inventory reserve                           $  6,164,000        $  (101,000)      $   755,000   (2)      $  5,065,000
                                                                                   (1,753,000)  (3)
Allowance for doubtful
accounts                                         347,000           (139,000)          (42,000)  (1)           166,000

------------------------------------------------------------------------------------------------------------------------------------
1995
Inventory reserve                           $ 5,065,000         $   934,000       $(1,502,000)  (3)       $ 4,497,000

Allowance for doubtful
accounts                                        166,000              52,000           (52,000)  (1)           166,000

------------------------------------------------------------------------------------------------------------------------------------
1996
Inventory reserve                           $ 4,497,000         $ 1,308,000       $(3,421,000)  (3)       $ 2,384,000

Allowance for doubtful
accounts                                        166,000             164,000          (160,000)  (1)           170,000
------------------------------------------------------------------------------------------------------------------------------------

Notes
(1) Write-off of bad debts.
(2) Increases due to acquisition of Hughes Power Supplies.
(3) Credit to inventory accounts for previously reserved amounts.