Form 10-Q
period 1997-03-31
SIGNAL TECHNOLOGY CORP
filed 1997-05-02
CIK 901119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        Commission file number 000-21770

                          SIGNAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                       04-2758268
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or  organization)

   975 Benecia Avenue, Sunnyvale, CA                     94086-2805
(Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (408) 730 6318

                              --------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [_]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

  Class of Common Stock                      Outstanding at April 25, 1997
    $.01 Par Value                                 7,264,090 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (unaudited)

                                                          March 31, December 31,
                                                            1997       1996
                                                          -------     -------
Assets
Cash                                                      $ 2,315     $ 1,870
Accounts receivable, net                                   17,044      18,383
Inventories                                                25,426      24,293
Deferred taxes                                              2,989       2,989
Other assets                                                  421         508
                                                          -------     -------
         Total current assets                              48,195      48,043
                                                          -------     -------

Property, plant and equipment, net                         14,767      14,310
Intangible assets, net                                      3,264       3,374
Other assets                                                  862         864
                                                          -------     -------
         Total assets                                     $67,088     $66,591
                                                          =======     =======

Liabilities
Current maturities of long-term debt                      $ 1,321     $ 1,321
Accounts payable                                            6,751       5,289
Accrued expenses                                            8,568       8,512
Income taxes payable                                          178         295
Customer advances                                             677       1,048
                                                          -------     -------
         Total current liabilities                         17,495      16,465
                                                          -------     -------

Deferred income taxes                                       1,809       1,809
Long-term debt, net of current maturities                  11,934      13,408

Stockholders' Equity
Common stock                                                   73          72
Additional paid-in capital                                 12,290      12,095
Retained earnings                                          23,487      22,742
                                                          -------     -------

         Total stockholders' equity                        35,850      34,909
                                                          -------     -------
         Total liabilities and stockholders' equity       $67,088     $66,591
                                                          =======     =======





          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (unaudited)


                                                            Three Months Ended
                                                            -------------------
                                                            March 31,  March 31,
                                                              1997       1996
                                                            --------   --------

Net sales                                                   $ 27,082   $ 22,048
Cost of sales                                                 20,941     17,573
                                                            --------   --------
Gross profit                                                   6,141      4,475

Selling, general and administrative expense                    4,465      4,148
Research and development expense                                 234        202
                                                            --------   --------
Operating income                                               1,442        125

Interest expense                                                 234        341
                                                            --------   --------
Income (loss) before income taxes                              1,208       (216)

Provision for (benefit from) income taxes                        463        (61)
                                                            --------   --------

Net income (loss)                                           $    745   $   (155)
                                                            ========   ========


Net income (loss) per share                                 $   0.10   $  (0.02)
                                                            ========   ========

Shares used in calculating net income (loss) per share         7,714      6,977



          The  accompanying   notes  are  an  integral  part  of  the  condensed
                       consolidated financial statements.


                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)
                                                                                       Three Months Ended
                                                                               March 31,               March 31,
                                                                                  1997                   1996
                                                                           -------------------    --------------------
Net cash provided (used) by operating activities                                    $3,032                   $(346)
                                                                           -------------------    --------------------

Cash flows from investing activities:
       Additions to property, plant and equipment                                   (1,310)                   (487)
       Proceeds from disposal of property, plant and equipment                          --                       2
       Other assets                                                                      1                      (8)
                                                                           -------------------    --------------------
Net cash used by investing activities                                               (1,309)                   (493)
                                                                           -------------------    --------------------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                         196                      83
       Borrowing under bank revolving credit facility                                7,400                   4,900
       Repayments of borrowings under bank revolving credit
       facility                                                                     (8,800)                 (4,200)
       Payments of long-term debt                                                      (74)                    (74)
                                                                           -------------------    --------------------
Net cash provided (used) by financing activities                                    (1,278)                    709
                                                                           -------------------    --------------------

Net increase (decrease) in cash                                                        445                    (130)

Cash, beginning of period                                                            1,870                   1,584
                                                                           -------------------    --------------------

Cash, end of period                                                                 $2,315                  $1,454
                                                                           ===================    ====================


                                    The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

            Notes to the Condensed Consolidated Financial Statements

1. The condensed consolidated financial statements of the Company as of March 31, 1997, and for the three months ended March 31, 1997 and 1996 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

     The Company's fiscal quarters consists of a thirteen week period ending on the Saturday closest to March 31. For ease of presentation, interim periods are designated to have ended on March 31.

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

3.   Details of certain balance sheet accounts are as follows:

                                                           (In thousands)
                                                     --------------------------
                                                     March 31,    December 31,
                                                       1997          1996
                                                     -------        -------
Inventories
Raw materials                                        $ 7,967        $ 8,225
Work in progress                                      20,239         18,912
Finished goods                                           386            307
                                                     -------        -------
                                                      28,592         27,444
Less: unliquidated progress payments                   3,166          3,151
                                                     -------        -------
                                                     $25,426        $24,293
                                                     =======        =======

Property, Plant and Equipment
Land                                                 $   592        $   592
Building and improvements                              7,468          7,285
Machinery and equipment                               24,773         24,217
Furniture and fixtures                                 2,326          2,285
                                                     -------        -------
                                                      35,159         34,379
Less accumulated depreciation                         20,392         20,069
                                                     -------        -------
Net property, plant and equipment                    $14,767        $14,310
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Results of Operations for the Three Months Ended March 31, 1997 and 1996 Net sales in the first quarter of 1997 increased $5,034 thousand, or 22.8%, as compared to the first quarter of 1996. The increase was mainly attributable to higher shipment levels at all operating units. Backlog decreased to $86.4 million at March 31, 1997 on new orders of $25.6 million. Backlog at December 31, 1996 was $87.9 million.

     Gross profit during the first quarter of 1997 increased $1,666 thousand or 37.2%, as compared to the first quarter of 1996 despite being adversely affected by several development contracts at the Arizona and Keltec operations.

     Selling, general and administrative expenses increased $317 thousand in the first quarter of 1997 as compared to the first quarter of 1996 but as a percentage of net revenues decreased from 18.8% in 1996 to 16.5% in 1997.

     Research and development activities increased in the first quarter of 1997 as compared to the same period last year. Research and development expense for the quarter was $234 thousand in 1997 versus $202 thousand for the quarter last year.

     Interest expense decreased $107 thousand from $341 thousand in the first quarter of 1996 to $234 thousand in the first quarter of 1997 primarily as a result of lower levels of borrowings. Average borrowings outstanding during the first quarter of 1997 were approximately $4.9 million lower than in the comparable 1996 period.

     Liquidity and Capital Resources
     At March 31, 1997, the Company had working capital of $30.7 million as compared to $31.6 million at December 31, 1996. Net debt (bank borrowings less cash on hand) decreased from $12.9 million at December 31, 1996 to $10.9 million at March 31, 1997. Net cash provided by operating activities during the first quarter of 1997 totaled $3,032 thousand. Income for the period and decreases in accounts receivable were the principal contributors to the positive cash flow in the quarter.

     In addition to the cash on hand of approximately $2.3 million at March 31, 1997, the Company had approximately $5.6 million available for borrowing under its bank revolving credit facility. The Company has no material commitments for any acquisitions, product requirements or for capital expenditures at March 31, 1997.

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

     Recent Pronouncements
     During February 1997, the Financial Accounting Standards Board issued Financial Accounting Standard No. 128 "Earnings per share" (FAS 128) which establishes standards for computing earnings per share ("EPS"). FAS 128 simplifies the standards for computing EPS and makes them comparable to international standards. The Company has not yet determined the impact that the adoption of FAS 128, which is effective for financial statements issued for periods ending after December 15, 1997, will have on its EPS calculation.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index
    11. Statement regarding computation of net income (loss) per share.
    27. Financial Data Schedule.

(b) Reports on Form 8-K.
    None.


     SIGNATURES

     Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             SIGNAL TECHNOLOGY CORPORATION


                                                 /s/ Russell D. Kinsch
                                             -----------------------------------
                                              Principal Financial and Accounting
                                              Officer


                                                   DATE: April 25, 1997