Form 10-Q
period 1997-06-30
SIGNAL TECHNOLOGY CORP
filed 1997-08-14
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1997

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

     Class of Common Stock                       Outstanding at July 25, 1997
        $.01 Par Value                                  7,273,424 shares

                                                      Page 2
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (unaudited)

                                                          June 30,  December 31,
                                                            1997        1996
                                                          -------     -------
Assets
Cash                                                      $   904     $ 1,870
Accounts receivable, net                                   16,220      18,383
Inventories                                                27,195      24,293
Deferred taxes                                              2,989       2,989
Other assets                                                1,633         508
                                                          -------     -------
         Total current assets                              48,941      48,043
                                                          -------     -------

Property, plant and equipment, net                         14,787      14,310
Intangible assets, net                                      3,131       3,374
Other assets                                                  860         864
                                                          =======     =======
         Total assets                                     $67,719     $66,591
                                                          =======     =======

Liabilities
Current maturities of long-term debt                      $   790     $ 1,321
Accounts payable                                            5,163       5,289
Accrued expenses                                            8,049       8,512
Income taxes payable                                         --           295
Customer advances                                           1,367       1,048
                                                          -------     -------
         Total current liabilities                         15,369      16,465
                                                          -------     -------

Deferred income taxes                                       1,809       1,809
Long-term debt, net of current maturities                  14,760      13,408

Stockholders' Equity
Common stock                                                   73          72
Additional paid-in capital                                 12,328      12,095
Retained earnings                                          23,380      22,742
                                                          -------     -------

         Total stockholders' equity                        35,781      34,909
                                                          -------     -------
         Total liabilities and stockholders' equity       $67,719     $66,591
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

                                           SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           Condensed Consolidated Statements of Operations
                                               (In thousands except per share amounts)
                                                             (unaudited)

                                                                               Quarter ended                    Six months ended
                                                                                 June 30,                           June 30,
                                                                          1997              1996            1997             1996
                                                                        --------          --------         --------         --------
Net sales                                                               $ 25,474          $ 27,371         $ 52,556         $ 49,419
Cost of sales                                                             20,740            22,220           41,681           39,793
                                                                        --------          --------         --------         --------
Gross profit                                                               4,734             5,151           10,875            9,626

Selling, general and administrative expense                                4,475             4,404            8,940            8,552
Research and development expense                                             157                99              391              301
                                                                        --------          --------         --------         --------
Operating income                                                             102               648            1,544              773

Interest expense                                                             266               353              500              694
                                                                        --------          --------         --------         --------
Income (loss) before income taxes                                           (164)              295            1,044               79

Provision for (benefit from) income taxes                                    (57)              125              406               64
                                                                        --------          --------         --------         --------

Net income (loss)                                                       ($   107)         $    170         $    638         $     15
                                                                        ========          ========         ========         ========


Net income (loss) per share                                             ($  0.01)         $   0.02         $   0.08         $   0.00
                                                                        ========          ========         ========         ========

Shares used in calculating net income (loss) per share                     7,268             7,711            7,713            7,670


                   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                           SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           Condensed Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                             (unaudited)

                                                                                                          Six Months Ended
                                                                                                     June 30,            June 30,
                                                                                                       1997                 1996
                                                                                                     --------              --------
Net cash provided by operating activities                                                            $    121              $    758
                                                                                                     --------              --------

Cash flows from investing activities:
       Additions to property, plant and equipment                                                      (2,176)                 (971)
       Proceeds from disposal of property, plant and equipment                                              2                   186
       Other assets                                                                                        32                   (10)
                                                                                                     --------              --------
Net cash used by investing activities                                                                  (2,142)                 (795)
                                                                                                     --------              --------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                                            234                   339
       Borrowing under bank revolving credit facility                                                  17,400                10,929
       Repayments of borrowings under bank revolving credit facility                                  (15,900)              (11,229)
       Payments of long-term debt                                                                        (679)                 (147)
                                                                                                     --------              --------
Net cash provided (used) by financing activities                                                        1,055                  (108)
                                                                                                     --------              --------

Net decrease in cash                                                                                     (966)                 (145)

Cash, beginning of period                                                                               1,870                 1,584
                                                                                                     --------              --------

Cash, end of period                                                                                  $    904              $  1,439
                                                                                                     ========              ========


Supplementary disclosure of noncash investing activities:
       Building disposed of in exchange for note receivable                                                                $    858
                                                                                                                           ========

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

            Notes to the Condensed Consolidated Financial Statements

1. The condensed consolidated financial statements of the Company as of June 30, 1997, and for the six months ended June 30, 1997 and 1996 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the six months ended June 30, 1997, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

     The Company's fiscal quarters consists of a thirteen week period ending on the Saturday closest to June 30. For ease of presentation, interim periods are designated to have ended on June 30.

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

3.   Details of certain balance sheet accounts are as follows:

                                                             (In thousands)
                                                          --------------------
                                                          June 30,  December 31,
                                                           1997         1996
                                                          -------      -------
Inventories
Raw materials                                             $ 7,535      $ 8,225
Work in progress                                           21,074       18,912
Finished goods                                                297          307
                                                          -------      -------
                                                           28,906       27,444
Less: unliquidated progress payments                        1,711        3,151
                                                          -------      -------
                                                          $27,195      $24,293
                                                          =======      =======

Property, Plant and Equipment
Land                                                      $   592      $   592
Building and improvements                                   7,609        7,285
Machinery and equipment                                    25,395       24,217
Furniture and fixtures                                      2,436        2,285
                                                          -------      -------
                                                           36,032       34,379
Less accumulated depreciation                              21,245       20,069
                                                          -------      -------
Net property, plant and equipment                         $14,787      $14,310
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

     A third party has filed a breach of contract suit against the Company alleging that it has a contractual duty to indemnify the third party for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of the third party. The Company believes it has meritorious defenses with respect to this claim and intends to vigorously defend its position in the suit. The Company also believes that the ultimate disposition will not materially affect its financial position or results of operation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended June 30, 1997 and 1996
Net sales in the second quarter of 1997 decreased $1.9 million, or 6.9%, as compared to the second quarter of 1996. Backlog increased from $86.4 million to $87.2 million at June 30, 1997 on new orders of $26.3 million. This compares to an increase in backlog from $102.8 million to $103.8 million on new orders of $28.6 million in the second quarter of 1996.

The decrease in net sales for the second quarter of 1997 compared to the same period in 1996 was due to the significantly lower shipments at the Keltec Operation. Shipments were impacted by production inefficiencies including key material shortages. The company has taken actions to correct the problems and believes the problems will be resolved in the third quarter.

Gross profit during the second quarter of 1997 decreased $417 thousand or 8.1%, as compared to the second quarter of 1996. Gross profit was adversely effected by lower shipment levels and costs associated with the inefficiency mentioned above, as well as additional costs incurred on several development contracts at both the Keltec and Arizona Operations.

Selling, general and administrative expenses increased $71 thousand or 1.6% in the second quarter of 1997 as compared to the second quarter of 1996 and as a percentage of net revenues increased from 16.1% in 1996 to 17.6% in 1997.

Research and development activities increased in the second quarter of 1997 as compared to the same period last year. Research and development expense for the quarter was $157 thousand in 1997 versus $99 thousand for the second quarter of last year.

Interest expense decreased $87 thousand or 24.6% from $353 thousand in the second quarter of 1996 to $266 thousand in the second quarter of 1997 primarily as a result of lower levels of borrowings. Average borrowings outstanding during the second quarter of 1997 were approximately $3.3 million lower than in the comparable 1996 period.

Results of Operations for the Six Months Ended June 30, 1997 and 1996
Net sales in the first six months of 1997 increased $3.1 million, or 6.3%, as compared to the first six months of 1996. Backlog decreased to $87.2 million at June 30, 1997 on new orders of $51.9 million. This compares to an increase in backlog from $92.8 million to $103.8 million on new orders of $60.6 million in the first six months of 1996.

The increase in net sales was attributable to increased shipments at all five of the company's production facilities. The substantial increase in sales in the first three months of 1997 was negatively impacted by the lower shipments at the Keltec Operation in the second quarter as discussed above.

Gross profit during the first six months of 1997 increased $1.2 million or 13.0%, as compared to the first six months of 1996. Despite the additional costs associated with several development contracts, gross margin as a percentage of sales increased from 19.5% in 1996 to 20.7% in 1997.

Selling, general and administrative expenses increased $388 thousand or 4.5% in the first six months of 1997 as compared to the first six months of 1996 and as a percentage of net revenues decreased from 17.3% in 1996 to 17.0% in 1997.

Research and development activities increased in the first six months of 1997 as compared to the same period last year. Research and development expense for the six months was $391 thousand in 1997 versus $301 thousand for the six months of last year.

Interest expense decreased $194 thousand or 28.0% from $694 thousand in the first six months of 1996 to $500 thousand in the first six months of 1997 primarily as a result of lower levels of borrowings. Average borrowings outstanding during the first six months of 1997 were approximately $3.2 million lower than in the comparable 1996 period.

Liquidity and Capital Resources
At June 30, 1997, the Company had working capital of $33.6 million as compared to $31.6 million at December 31, 1996. Net debt (bank borrowings less cash on hand) increased from $12.9 million at December 31, 1996 to $14.6 million at June 30, 1997. Net cash provided by operating activities during the first six months of 1997 totaled $121 thousand.

In addition to the cash on hand of approximately $904 thousand at June 30, 1997, the Company had approximately $2.7 million available for borrowing under its bank revolving credit facility. The Company has no material commitments for any acquisitions, product requirements or for capital expenditures at June 30, 1997.

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

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

A third party has filed a breach of contract suit against the Company alleging that it has a contractual duty to indemnify the third party for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of the third party. The Company believes it has meritorious defenses with respect to this claim and intends to vigorously defend its position in the suit. The Company also believes that the ultimate disposition will not materially affect its financial position or results of operation.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The annual meeting of shareholders was held on May 6, 1997.

(b)    Not required. See Instruction 3.

(c) Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, and including a separate tabulation with respect to each nominee for office.

       (i)   Election of Directors:
             Dale L. Peterson: 3,948,161 votes in favor and 101,386 against James S. Walsh: 3,987,183 votes in favor and 62,364 against Joseph Schneider: 3,947,199 votes in favor and 102,348 against

       (ii) To ratify the action of the directors authorizing an increase in the number of shares of Common Stock reserved for issuance under the Company's 1992 Equity Incentive Plan, from 666,666 to 1,166,666.

             For:          1,895,256        Against:            343,296
             Abstain:         33,756        No-Vote:          1,737,239

       (iii) To ratify the adoption by the directors on March 25, 1997, of an Employee Stock Purchase Plan.

             For:          2,083,270        Against:            159,083
             Abstain:         29,955        No-Vote:          1,737,239

       (iv) Ratification of the selection of Coopers & Lybrand L.L.P. as independent accountants for the fiscal year 1997: 3,991,739 votes in favor, 6,355 votes abstaining and 11,453 against.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index
        11. Statement regarding computation of net income per share.

(b)     Reports on Form 8-K.
        None.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              SIGNAL TECHNOLOGY CORPORATION


                                                  /s/ Dale L. Peterson
                                           -------------------------------------
                                           Chief Executive Officer and President

                                                   DATE: July 28, 1997