Form 10-Q
period 1997-09-30
SIGNAL TECHNOLOGY CORP
filed 1997-11-14
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from           to
                                             ---------    --------

                        Commission file number 000-21770

                          SIGNAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                    04-2758268
(State or other jurisdiction of            (I.R.S. employer identification no.)
 incorporation or organization)


  975 Benecia Avenue, Sunnyvale, CA                   94086-2805
(Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (408) 730 6318

                              --------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

   Class of Common Stock                  Outstanding at November 13, 1997
      $.01 Par Value                              7,303,042 shares

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (unaudited)

                                                   September 30,   December 31,
                                                        1997           1996
                                                   -------------   ------------
Assets
Cash                                                  $ 2,042        $ 1,870
Accounts receivable, net                               16,816         18,383
Inventories                                            23,800         24,293
Deferred taxes                                          2,989          2,989
Other assets                                            2,499            508
                                                      -------        -------
         Total current assets                          48,146         48,043
                                                      -------        -------

Property, plant and equipment, net                     14,421         14,310
Intangible assets, net                                  3,030          3,374
Other assets                                              848            864
                                                      -------        -------
         Total assets                                 $66,445        $66,591
                                                      =======        =======

Liabilities
Current maturities of long-term debt                  $   783        $ 1,321
Accounts payable                                        4,133          5,289
Accrued expenses                                        7,328          8,512
Income taxes payable                                     --              295
Customer advances                                       1,710          1,048
                                                      -------        -------
         Total current liabilities                     13,954         16,465
                                                      -------        -------

Deferred income taxes                                   1,809          1,809
Long-term debt, net of current maturities              15,187         13,408

Stockholders' Equity
Common stock                                               73             72
Additional paid-in capital                             12,362         12,095
Retained earnings                                      23,060         22,742
                                                      -------        -------

         Total stockholders' equity                    35,495         34,909
                                                      -------        -------
         Total liabilities and stockholders' equity   $66,445        $66,591
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

                              SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              Condensed Consolidated Statements of Operations
                                  (In thousands except per share amounts)
                                                (unaudited)

                                                         Quarter ended               Nine months ended
                                                          September 30,                 September 30,
                                                     1997            1996           1997           1996
                                                   --------        --------       --------       --------
Net sales                                          $ 25,639        $ 31,624       $ 78,195       $ 81,043
Cost of sales                                        21,764          24,389         63,445         64,182
                                                   --------        --------       --------       --------
Gross profit                                          3,875           7,235         14,750         16,861

Selling, general and administrative expense           3,833           5,239         12,773         13,791
Research and development expense                        261              93            652            394
                                                   --------        --------       --------       --------
Operating income                                       (219)          1,903          1,325          2,676

Interest expense                                        277             343            777          1,037
                                                   --------        --------       --------       --------
Income (loss) before income taxes                      (496)          1,560            548          1,639

Provision for (benefit from) income taxes              (176)            565            230            629
                                                   --------        --------       --------       --------

Net income (loss)                                  ($   320)       $    995       $    318       $  1,010
                                                   ========        ========       ========       ========


Net income (loss) per share                        ($  0.04)       $   0.13       $   0.04       $   0.13
                                                   ========        ========       ========       ========

Shares used in calculating net income (loss)
    per share                                         7,277           7,652          7,706          7,663

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                         SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        Condensed Consolidated Statements of Cash Flows
                                         (In thousands)
                                          (unaudited)
                                                                           Nine Months Ended
                                                                  September 30,       September 30,
                                                                       1997               1996
                                                                     --------           --------
Net cash provided by operating activities                            $  1,303           $  1,450
                                                                     --------           --------
Cash flows from investing activities:
       Additions to property, plant and equipment                      (2,685)            (1,480)
       Proceeds from disposal of property, plant and equipment              3                186
       Other assets                                                        42                 24
                                                                     --------           --------
Net cash used by investing activities                                  (2,640)            (1,270)
                                                                     --------           --------
Cash flows from financing activities:
       Proceeds from exercise of stock options                            268                379
       Borrowing under bank revolving credit facility                  26,200             16,629
       Repayments of borrowings under bank revolving credit
       facility                                                       (24,200)           (16,629)
       Payments of long-term debt                                        (759)              (221)
                                                                     --------           --------
Net cash provided by financing activities                               1,509                158
                                                                     --------           --------
Net increase in cash                                                      172                338

Cash, beginning of period                                               1,870              1,584
                                                                     --------           --------

Cash, end of period                                                  $  2,042           $  1,922
                                                                     ========           ========

Supplementary disclosure of noncash investing activities:
       Building disposed of in exchange for note receivable                             $    858
                                                                                        ========

          The accompanying notes are an integral part of the condensed  consolidated  financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

            Notes to the Condensed Consolidated Financial Statements

1. The condensed consolidated financial statements of the Company as of September 30, 1997, and for the nine months ended September 30, 1997 and 1996 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the nine months ended September 30, 1997, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1996, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

       The Company's fiscal quarter consists of a thirteen week period ending on the Saturday closest to September 30. For ease of presentation, interim periods are designated to have ended on September 30.

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

3.     Details of certain balance sheet accounts are as follows:

                                                (In thousands)
                                        -------------------------------
                                        September 30,     December 31,
                                             1997             1996
                                           -------          -------
Inventories
Raw materials                              $ 6,019          $ 8,225
Work in progress                            18,744           18,912
Finished goods                                 720              307
                                           -------          -------
                                            25,483           27,444
Less: unliquidated progress payments         1,683            3,151
                                           -------          -------
                                           $23,800          $24,293
                                           =======          =======

Property, Plant and Equipment
Land                                       $   592          $   592
Building and improvements                    7,639            7,285
Machinery and equipment                     25,684           24,217
Furniture and fixtures                       2,579            2,285
                                           -------          -------
                                            36,494           34,379
Less accumulated depreciation               22,073           20,069
                                           -------          -------
Net property, plant and equipment          $14,421          $14,310
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

     A third party has filed a breach of contract suit against the Company alleging that it has a contractual duty to indemnify the third party for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of the third party. The Company believes it has meritorious defenses with respect to this claim and intends to vigorously defend its position in the suit. The Company also believes that the ultimate disposition will not materially affect its financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended September 30, 1997 and 1996

Net sales in the third quarter of 1997 decreased $6.0 million, or 18.9%, as compared to the third quarter of 1996. Backlog decreased from $87.2 million to $80.7 million at September 30, 1997 on new orders of $19.1 million. This compares to a decrease in backlog from $103.8 million to $93.8 million on new orders of $21.7 million in the third quarter of 1996.

Compared with the third quarter of 1996, all operations of the Company experienced lower shipment levels with most of the decreases, approximately 50%, from the Keltec Operation. As reported in the second quarter of 1997, shipments continue to be impacted by production inefficiencies including key material shortages. Actions taken by the Company to correct the problems in the third quarter continue into the fourth quarter. Benefits from these actions will not be realized till the later part of the fourth quarter.

Gross profit during the third quarter of 1997 decreased $3.4 million or 46.4%, as compared to the third quarter of 1996. Gross profit as a percentage of sales decreased from 22.9% in the third quarter of 1996 to 15.1% in 1997. Gross profit was adversely affected by lower shipment levels and costs associated with the inefficiency mentioned above. Keltec and the Arizona Operation both experienced additional costs associated with several development contracts and contributed significantly to the decrease in gross profit.

Selling, general and administrative expenses decreased $1.4 million or 26.8% in the third quarter of 1997 as compared to the third quarter of 1996 and as a percentage of net sales decreased from 16.6% in 1996 to 15.0% in 1997.

Research and development activities increased in the third quarter of 1997 as compared to the same period last year. Research and development expense for the quarter was $261 thousand in 1997 versus $93 thousand for the third quarter of last year.

Interest expense decreased $66 thousand or 19.2% from $343 thousand in the third quarter of 1996 to $277 thousand in the third quarter of 1997 primarily as a result of lower levels of borrowings. Average borrowings outstanding during the third quarter of 1997 were approximately $1.6 million lower than in the comparable 1996 period.

Results of Operations for the Nine Months Ended September 30, 1997 and 1996

Net sales in the first nine months of 1997 decreased $2.8 million, or 3.5%, as compared to the first nine months of 1996. Backlog decreased to $80.7 million at September 30, 1997 on new orders of $71.0 million. This compares to an increase in backlog from $92.8 million to $93.8 million on new orders of $82.3 million in the first nine months of 1996.

Sales for the first nine months of 1997 were adversely impacted by the low sales in the third quarter as mentioned above. Again, Keltec accounted for most of the decrease in sales, approximately 85%. The Company's California Operation also experienced lower shipments for the first nine months of 1997, but were partially offset with higher shipments at all other operations.

Gross profit during the first nine months of 1997 decreased $2.1 million or 12.5%, as compared to the first nine months of 1996. Gross margin as a percentage of sales decreased from 20.8% in 1996 to 18.9%
in 1997. Gross profit for the first nine months of 1997 was affected by the lower shipment levels, primarily at Keltec Operation and the related inefficiencies. Also contributing to the lower margins were the additional costs associated with several development contracts at both the Keltec and the Arizona Operations.

Selling, general and administrative expenses decreased $1.0 million or 7.4% in the first nine months of 1997 as compared to the first nine months of 1996 and as a percentage of net sales decreased from 17.0% in 1996 to 16.4% in 1997.

Research and development activities increased in the first nine months of 1997 as compared to the same period last year. Research and development expense for the nine months was $652 thousand in 1997 versus $394 thousand for the nine months of last year.

Interest expense decreased $260 thousand or 25.1% from $1,037 thousand in the first nine months of 1996 to $777 thousand in the first nine months of 1997 primarily as a result of lower levels of borrowings. Average borrowings outstanding during the first nine months of 1997 were approximately $2.8 million lower than in the comparable 1996 period.

Liquidity and Capital Resources

At September 30, 1997, the Company had working capital of $34.2 million as compared to $31.6 million at December 31, 1996. Net debt (bank borrowings less cash on hand) increased from $12.9 million at December 31, 1996 to $13.9 million at September 30, 1997. Net cash provided by operating activities during the first nine months of 1997 totaled $1.3 million.

In addition to the cash on hand of approximately $2.0 million at September 30, 1997, the Company had approximately $3.1 million available for borrowing under its bank revolving credit facility.

In October, the Company closed on the purchase of its 40,350 square foot manufacturing facility in Beverly, Massachusetts for approximately $2.4 million. The property was previously leased for $230 thousand per year. The lease was to expire in December 1997. Interim financing was through the Company's unsecured bank revolving credit facility. Permanent financing, scheduled for the end of November, will be through the Company's bank real estate term loan facility. Current available borrowing on the facility is approximately $1.1 million. The total facility is anticipated to increase from approximately $4.3 to $6.0 million to accommodate the additional property.

The Company has no other material commitments for any acquisitions, product requirements or for capital expenditures at September 30, 1997.

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

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130)"Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of financial statements. The impact of adopting SFAS 130, which is effective in fiscal 1999, has not been determined.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements would be provided. SFAS 131 is effective in fiscal 1999 and the impact has not been determined.

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


                                     SIGNAL TECHNOLOGY CORPORATION


                                             /s/ Dale L. Peterson
                                     ------------------------------------
                                           Chief Executive Officer

                                           DATE: November 13, 1997