Form 10-K
period 1997-12-31
SIGNAL TECHNOLOGY CORP
filed 1998-03-30
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                              --------------------

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Exchange Act of
                1934 For the fiscal year ended December 31, 1997

    [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to ________

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

On March 18, 1998, the aggregate fair value of the Registrant's Common Stock held by non-affiliates was $30,589,400. On March 18, 1998, there were 7,380,007 shares of the Registrant's Common Stock issued and outstanding.

                       Documents Incorporated By Reference

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on May 5, 1998. Certain exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 33-61124) and Form 8-K dated November 24, 1993.

                                       Signal Technology Corporation and Subsidiaries

                                             INDEX TO ANNUAL REPORT ON FORM 10-K
                                                            PART I
                                                                                                                          Page
Item 1:            Business                                                                                                  3
item 2:            Properties                                                                                                8
Item 3:            Legal Proceedings                                                                                         9
Item 4:            Submission of Matters to a Vote of Security Holders                                                       9

                                                           PART II

Item 5:            Market for the Registrant's Common Equity and Related Stockholder Matters                                10
Item 6:            Selected Consolidated Financial Data                                                                     11
Item 7:            Management's Discussion and Analysis of Financial Condition and Results of Operations                    12
Item 8:            Financial Statements and Supplementary Data                                                              14
Item 9:            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                     29

                                                           PART III

Item 10:           Directors and Executive Officers of the Registrant                                                       30
Item 11:           Executive Compensation                                                                                   30
Item 12:           Security Ownership of Certain Beneficial Owners and Management                                           30
Item 13:           Certain Relationships and Related Transactions                                                           30

                                                           PART IV

Item 14:           Exhibits, Financial Statement Schedules and Reports on Form 8-K                                          31
                   Signatures                                                                                               33


                                     PART I

Item I      Business

General
The Company designs, develops, manufactures and markets sophisticated electronic components and subsystems that are utilized in a broad range of advanced defense, space and communication applications. The Company's principal strategy for growth is to acquire complementary businesses and product lines while aggressively marketing growth areas in defense, space and communications. While consolidation continues in the defense industry, the budget down cycle appears to have ended and we expect to take advantage of being one of the remaining companies in defense electronics.

In 1996 the Company acquired certain products lines and associated assets and backlog of Military Power Systems, a division of Transistor Devices Inc. The Company acquired certain assets and backlog of four companies in 1995: Western Microwave, Inc., Tecnetics Incorporated, Adaptive Power Solutions L.L.C., and Benecia Communications Corporation (Benecia Communications was sold in 1996).

The Company integrates acquired businesses and product lines where possible with existing operations, reducing redundancies in administration, operations, facilities and other areas. In addition, the Company is diversifying its customer base by directing marketing and product development resources to commercial and non-military applications of its technologies in domestic and international markets.

The Company's core technology involves precision control, management and generation of radio and microwave frequencies and electrical currents. Principal uses for the Company's products include communication networks, satellite communications, electronic countermeasures, intelligence and guidance systems. The Company's major customers are prime government contractors which integrate the Company's products into complex systems sold to agencies of the United States government and to foreign countries. In recent years, changes in the global political situation have resulted in reductions in defense budgets and an apparent increase in United States military reliance upon sophisticated electronic equipment. However, it appears the defense downturn has ceased with budget forecasts flat to slightly increasing in the coming years. In addition, military agencies are seeking to maximize resources by enhancing and upgrading existing systems and platforms. The Company believes that its products are well positioned to take advantage of current defense trends due to its substantial incumbency on key existing programs and platforms. The Company's operating strategy of enhancing its manufacturing and engineering capabilities to improve product quality and reduce cost will also enable it to compete effectively in the future.

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

The following table sets forth information concerning net sales of the Company's principal classes of applications for the periods indicated:
                                                    Year Ended December 31
                         ------------------------------------------------------------------------------
                                1997                          1996                      1995
                         ------------------------------------------------------------------------------
(dollars in thousands)    $              %            $               %         $              %
-------------------------------------------------------------------------------------------------------
Defense                    $67,985       61%           $74,443       65%         $57,691        64%
Space                       10,602       13              7,115        6            3,675         4
Communication               23,692       26             32,683       29           28,362        32
-------------------------------------------------------------------------------------------------------
Total                     $102,279      100%          $114,241      100%         $89,728       100%
=======================================================================================================

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

Power supply products are typically used for direct electric current (DC) to DC conversion or alternating electric current (AC) to DC conversion, and high or low voltage power at varied currents. For example, power management products would be used to convert 400 Hz AC current generated by an aircraft's generators into the high voltage high current required for the aircraft's radar.

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

The Company's principal customers are prime contractors and military agencies of the United States government and certain foreign countries. With the exception of Raytheon Company, which accounted for 20%, 22%, and 14% of the Company's net sales in 1997, 1996, and 1995, respectively the loss of any customer would not have a material adverse effect on the Company.

The following table sets forth information concerning net sales of the Company's
products  to  categories  of  customers  and  geographic   markets.   The  sales
information  includes  direct sales by the Company to the customer or market and indirect sales to prime contractors selling to the customer or market.
                                                          Year Ended December 31
                            ------------------------------------------------------------------------
                                     1997                       1996                  1995
                            ------------------------------------------------------------------------
(dollars in thousands)          $            %          $              %         $             %
----------------------------------------------------------------------------------------------------
U.S. government
      Military                   $77,157      65%       $75,558        66%        $62,682       70%
      Non-Military                   792       1          2,988         3           3,100        3
U.S. Commercial                    7,510      16         17,441        15           9,211       10
International
      Military                    14,420      16         11,425        10           9,742       11
      Commercial                   2,400       2          6,829         6           4,993        6
----------------------------------------------------------------------------------------------------
Total                           $102,279     100%      $114,241       100%        $89,728      100%
====================================================================================================

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

Virtually all of the Company's United States government contracts and subcontracts are fixed price contracts, pursuant to which the Company agrees to develop a product or to manufacture a product for a fixed price and assumes the risk of cost overruns. Substantially all of the Company's net sales are derived from fixed price manufacturing contracts. The Company believes that the risk of cost overruns is lower on fixed price manufacturing contracts than it is on fixed price product development contracts.

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

The Company invests in product development, principally engineering, to meet and anticipate customer requirements for new products or enhancements of existing products. In addition, the Company undertakes customer-sponsored product development contracts. Accordingly, the Company's development activities, whether Company-funded or customer-sponsored, are generally product or program specific. The Company retains all rights from customer-sponsored development work. The amounts of Company-funded and customer-sponsored development work performed in each of the last three years are as follows:

                                      Year Ended December 31
                           ----------------------------------------------------
(dollars in thousands)           1997            1996            1995
-------------------------------------------------------------------------------
Company-funded                   $777            $522          $1,610
Customer-sponsored              1,787           4,820           3,602
-------------------------------------------------------------------------------
Total                          $2,564          $5,342          $5,212
===============================================================================

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

Backlog
At December 31, 1997 and 1996, the Company had a backlog of unshipped firm orders of $87,483 and $87,887, respectively. The Company expects to ship all of the December 31, 1997 backlog within 1998, except for approximately $10,563 which will be shipped in later periods.

Competition
As a result of reduced defense spending by the United States government and many of its allies, competition has become more intense in all markets for the
Company's   products.   Competition  is  based   primarily  on  price,   product
performance, reliability and customer support. The Company believes that it competes effectively in all of these areas. The Company's continued success will depend in part on its ability to develop and introduce low cost, quality products that meet or exceed customers' specifications.

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

Employees
As of December 31, 1997, the Company had 817 full-time employees at its various divisions and subsidiaries. No employees are represented by unions. The Company believes its relations with its employees are satisfactory.

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

California:           The Company leases a modern 54,280 square foot building in
                      Sunnyvale. The lease is triple net and expires in November
                      2003. The current annual rent is $623,000 with an average annual escalation of approximately 6.6% through the term of the lease.

Florida: The Company owns a modern 68,000 square foot building in Fort Walton Beach.

Massachusetts:        The Company owns a modern  25,000  square foot building in
                      Webster and a modern 40,350 square foot building in Beverly.

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

Weymouth Environmental Contamination:
In April 1996, the Company sold its facility in Weymouth, Massachusetts but retained the environmental liability and responsibility associated with groundwater contaminants present at the site. This facility has been classified as a tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DEP"), as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the facility and still present in the groundwater at the facility; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

The Company is continuing to conduct investigations of the facility for soil and groundwater contamination and operates a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict what additional remediation and the costs thereof, if any, will be required. The Company has been informed by its insurers that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements.

During the year, the Company received funds from a third party in return for a complete release from liability for any responsibility for the contamination. This amount has been included in the Company accrued for remediation.

Sunnyvale Indemnification Claim:
A third party has filed a breach of contract suit against the Company alleging that it has a contractual duty to indemnify the third party for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of the third party. The Company believes it has meritorious defenses with respect to this claim and intends to vigorously defend its position in the suit. The Company also believes that the ultimate disposition will not materially affect its financial position or results of operations.


Item 4            Submission of Matters to a Vote of Security Holders

                                      None.

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
                              1997                             1996
                  --------------------------------------------------------------
                       High             Low           High                Low
--------------------------------------------------------------------------------
First Quarter       $  8 7/16       $  6 1/2       $  7 7/8           $  5 1/4
Second Quarter         8 1/4           6 1/8          9 3/4              6 7/8
Third Quarter          7 5/8           5 5/8          7 7/8              5
Fourth Quarter         7               4 5/8          8 5/8              7 1/4
================================================================================

There were approximately 90 holders of record of the Company's Common Stock on March 18, 1998. The closing price per share of the Company's Common Stock on March 18, 1998 as reported on the AMEX was $6.00.

The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in operations and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6            Selected Consolidated Financial Data

 SELECTED CONSOLIDATED FINANCIAL DATA
 (in thousands, except per share amounts)
                                                -----------------------------------------------------------
                                                    1997        1996        1995        1994        1993
-----------------------------------------------------------------------------------------------------------
 OPERATIONS
 Net sales                                      $ 102,279    $ 114,241   $  89,728    $  93,094   $  97,054
===========================================================================================================
 Operating income(1)                                1,788        5,042       1,040        6,685       8,337
 Income (loss) before taxes                           718        3,697        (123)       5,839       7,890
 Net income (loss)                                    338        2,245        (269)       3,562       4,930
 Net income (loss) per share (1):
           Basic                                     0.05         0.32       (0.04)        0.53        0.80
           Diluted                              $    0.04    $    0.29   $   (0.04)   $    0.48   $    0.70
-----------------------------------------------------------------------------------------------------------

 Shares used in calculating net income (loss)
 per share:
           Basic                                    7,268        7,076       6,880        6,752       6,162
           Diluted                                  7,691        7,676       6,880        7,362       6,997

                (1) In 1995, includes restructuring expense of $779 or $(0.07) per share
===========================================================================================================

 FINANCIAL POSITION
 Current assets                                 $  44,212    $  48,043   $  46,421    $  39,216   $  33,756
 Current liabilities                               13,631       16,465      15,682       12,035      15,459
 Total assets                                      64,382       66,591      66,117       58,431      55,124
 Long-term debt, less current maturities           13,408       13,408      17,283       12,903      10,032
 Total debt                                        13,888       14,729      17,658       13,278      10,407
 Stockholders' equity                              35,816       34,909      31,944       31,913      28,086
 Shares outstanding at year-end                     7,417        7,172       6,949        6,827       6,711
 Book value per share                           $    4.83    $    4.87   $    4.60    $    4.67   $    4.19
-----------------------------------------------------------------------------------------------------------

 SELECTED DATA
 New orders                                     $ 101,875    $ 103,829   $ 110,656    $  90,249   $  78,109
 Year-end backlog                               $  87,483    $  87,887   $  92,837    $  65,998   $  64,489
 Employees at year-end                                817          993         894          854         996
 Revenue per employee                           $     125    $     115   $     100    $     109   $      97
-----------------------------------------------------------------------------------------------------------

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

The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and the Company's ability to meet customer demands. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in the future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

Results of Operations for the Years Ended December 31, 1997, 1996 and 1995

Net sales decreased approximately 10% in 1997 compared to 1996. Backlog decreased to $87.9 million from $92.8 million at the end of 1996 on new orders of $101.9 million in 1997 compared to $103.8 million in 1996. The Company's Keltec Operation, also its largest operation, accounted for 47% of the decrease. Shipments at the Keltec Operation were adversely impacted by production inefficiencies including key material shortages throughout the year as well as management turnover. The Company has taken steps to correct the problems, but does not expect significantly improved results until the second half of 1998.

Net sales in 1996 compared to 1995 increased approximately 27% overall. Net sales in defense electronic applications increased 29% while net sales in Space and Communications grew 94% and 15% respectively. High levels of bookings in 1995 and 1996 contributed to the sales growth.

Gross profit as a percentage of net sales decreased to 19.3% in 1997 from 21.7% in 1996. Gross profit was adversely affected by lower shipment levels at its Keltec Operation and the costs associated with the inefficiency mentioned above. Both the Keltec Operation and Arizona Operation experienced additional costs associated with several development contracts and contributed significantly to the decrease in gross profit.

From 1995 to 1996, gross profit as a percentage of net sales dropped from 21.9% to 21.7%. The slight decrease in the gross profit percentage can be attributed to higher than expected costs on development contracts. Higher net sales accounted for the increase in the amount of gross profit for 1996.

Selling, general and administrative expenses decreased on a dollar basis to approximately $17.1 million for the year ended December 31, 1997 from $19.3 million for 1996 and $16.2 million for 1995. As a percentage of sales, these expenses were 16.8% in 1997, 16.9% in 1996 and 18.8% in 1995. While net sales decreased 10% the Company was able to obtain a slight decrease in SG&A as a percentage of sales from 1996 to 1997 as a result of administrative cost reductions, primarily in reduced personnel. The Company has a total of 817 employees at the end of 1997 versus 993 at the end of 1996.

Company-funded research and development expenses increased $255 thousand (49%) from 1996 levels, while customer-sponsored R&D decreased $3,033 thousand. This compares with a decrease in company-funded R&D of $1,088 thousand (68%) in 1996 from 1995. Customer-sponsored R&D increased $1,218 thousand (34%) during this same period.

In 1995 the Company recorded a restructuring expense pursuant to the shut down of its ST Systron Donner facility in Sylmar, California. The $779 thousand restructuring expense included employee severance costs, write-down of inventory and costs related to the consolidation of the business into the Company's Chandler, Arizona and Sunnyvale, California facilities.

Interest expense in 1997 decreased to $1,070 thousand from $1,345 thousand in 1996 and $1,163 thousand in 1995. The decreased interest expense reflects slightly lower interest rates and much lower levels of borrowings throughout the year, although long-term debt remained at $13,408 at the end of both 1997 and 1996.

The provision for income taxes in 1997 was $380 thousand on pretax income of $718 thousand. The effective tax rate was 52.8% in 1997 compared to 39.3% in 1996 and 118.7% in 1995. In both 1997 and 1995, the effective tax rate was adversely effected by the non-deductibility of goodwill and in 1995 the restriction on carry forward of state tax loses.

Liquidity and Capital Resources

The Company's primary source of liquidity in both 1997 and 1996 was cash flow from the operations, $4.9 million and $6.1 million respectively. Primary sources of liquidity in 1995 arose from cash flow from the operations, $813 thousand, and additional bank borrowings of $4.8 million. The bank borrowing arrangement requires the Company to maintain certain minimum balances and ratios, the most significant of which requires the maintenance of a minimum net worth of $32 million. At December 31, 1997 and at various dates throughout the year the Company was not in compliance with certain covenants as a result of its losses in the second and third quarters. The Company has obtained waivers with respect to the non-compliance as of December 31, 1997.

At December 31, 1997, the Company had working capital of $30.6 million, including cash of $1.1 million, as compared to working capital and cash of $31.6 million and $1.9 million, respectively at December 31, 1996. In 1997, additions to property, plant and equipment accounted for most of the cash used by investing activities, $5.4 million and includes approximately $2.4 million for the purchase of its Beverly Massachusetts facility, formally under lease. The Company had no expenditures for acquisitions and related costs in 1997 and used cash in 1996 and 1995 of $1 million and $4.1 million respectively.

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

Item 8            Financial Statements and Supplementary Data


                 Signal Technology Corporation and Subsidiaries
                      Consolidated Statements of Operations
                                                              Year ended December 31,
                                                         ------------------------------
(amounts in thousands, except per share data)              1997       1996      1995
---------------------------------------------------------------------------------------
Net sales                                                $102,279   $114,241   $ 89,728
Cost of sales                                              82,575     89,407     70,051
---------------------------------------------------------------------------------------
Gross profit                                               19,704     24,834     19,677
Selling, general and administrative expenses               17,139     19,270     16,248
Research and development expenses                             777        522      1,610
Restructuring expense                                        --         --          779
---------------------------------------------------------------------------------------
Operating income                                            1,788      5,042      1,040
Interest expense                                            1,070      1,345      1,163
---------------------------------------------------------------------------------------
Income (loss) before income taxes                             718      3,697       (123)
---------------------------------------------------------------------------------------
Provision for income taxes                                    380      1,452        146
---------------------------------------------------------------------------------------
Net income (loss)                                        $    338   $  2,245   $   (269)
=======================================================================================

Net income (loss) per share
   Basic                                                 $   0.05   $   0.32   $  (0.04)
   Diluted                                               $   0.04   $   0.29   $  (0.04)
=======================================================================================

Shares used in calculating net income (loss) per share
   Basic                                                    7,268      7,076      6,880
   Diluted                                                  7,691      7,676      6,880
=======================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                 Signal Technology Corporation and Subsidiaries
                           Consolidated Balance Sheets
                                                                                   December 31,
                                                                               --------------------
(dollar amounts in thousands)                                                    1997        1996
---------------------------------------------------------------------------------------------------
ASSETS
Current assets:
Cash                                                                           $  1,127    $  1,870
Accounts receivable, net of allowance for doubtful
     accounts of $159 in 1997 and $170 in 1996                                   15,901      18,383
Inventories                                                                      22,707      24,293
Deferred income taxes                                                             2,327       2,989
Other current assets                                                              2,150         508
---------------------------------------------------------------------------------------------------
Total current assets                                                             44,212      48,043
---------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                               16,400      14,310
Intangibles assets, net                                                           2,924       3,374
Other assets                                                                        846         864
---------------------------------------------------------------------------------------------------
Total  assets                                                                    64,382      66,591
===================================================================================================

LIABILITIES
Current liabilities:
Current maturities of long-term debt                                                480       1,321
Accounts payable                                                                  5,354       5,289
Accrued expenses                                                                  6,620       8,512
Income taxes payable                                                               --           295
Customer advances                                                                 1,177       1,048
---------------------------------------------------------------------------------------------------
Total current liabilities                                                        13,631      16,465
---------------------------------------------------------------------------------------------------
Deferred income taxes                                                             1,527       1,809
Long-term debt, net of current maturities                                        13,408      13,408
---------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10 )

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued         --          --
Common stock, $0.01 par value; 30,000,000 authorized;
  7,423,040 shares in 1997 and 7,171,506 shares in 1996 issued and 7,417,040
  shares in 1997 and 7,171,506 shares in 1996 outstanding                            74          72
Additional paid-in-capital                                                       12,693      12,095
Retained earnings                                                                23,080      22,742
---------------------------------------------------------------------------------------------------
                                                                                 35,847      34,909
Less treasury stock; 6,000 shares in 1997, at cost                                  (31)       --
---------------------------------------------------------------------------------------------------
Total  stockholders' equity                                                      35,816      34,909
---------------------------------------------------------------------------------------------------
Total  liabilities and stockholders' equity                                    $ 64,382    $ 66,591
===================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                 Signal Technology Corporation and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                                           Years ended December 31, 1997, 1996 and 1995
                               -------------------------------------------------------------------------------------------------
                                    Common Stock                                               Treasury Stock
                               --------------------   Additional                           ---------------------      Total
                               Shares                  Paid-in      Unearned     Retained                Amount   Stockholders'
(dollar amounts in thousands)  Issued     Amount       Capital    Compensation   Earnings    Shares     at Cost       Equity
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1994            6,826,592  $       68    $   11,187  $     (108)   $   20,766     --     $     --     $   31,913
Exercise of stock options      122,091           1           245                                                          246
Unearned compensation                                                     54                                               54
Net income                                                                            (269)                              (269)
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1995            6,948,683          69        11,432         (54)       20,497     --           --         31,944
Exercise of stock options      222,823           3           663                                                          666
Unearned compensation                                                     54                                               54
Net income                                                                           2,245                              2,245
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1996            7,171,506          72        12,095        --          22,742     --           --         34,909
Exercise of stock options      246,534           2           566                                                          568
Issuance of common stock         5,000        --              32                                                           32
Stock repurchase program                                                                     (6,000)         (31)         (31)
Net income                                                                             338                                338
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1997            7,423,040  $       74    $   12,693  $     --      $   23,080   (6,000)  $      (31)  $   35,816
===============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                 Signal Technology Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)
                                                                      Years ended December 31,
                                                                 ---------------------------------
                                                                    1997       1996        1995
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                $    338    $  2,245    $   (269)
Adjustments to reconcile net income to net cash provided
        by operations:
  Depreciation                                                      3,292       3,368       3,527
  Amortization                                                        422         390         186
  (Gain) or Loss on disposal of property, plant and equipment          10         (95)        (18)
  Unearned compensation                                              --            54          54
  Deferred taxes                                                      380        (186)        (58)
Changes in operating assets and liabilities:
  Accounts receivable                                               2,482      (2,400)        638
  Inventory                                                         1,586       2,751      (5,777)
  Other current assets                                             (1,642)        546         (95)
  Accounts payable                                                     65      (1,266)      1,997
  Accrued expenses                                                 (1,892)      3,220        (212)
  Income taxes payable                                               (295)        295         (40)
  Customer advances                                                   129      (2,808)        880
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           4,875       6,114         813
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisitions and associated costs                                    --        (1,000)     (4,070)
Additions to property, plant and equipment                         (5,404)     (1,960)     (1,584)
Proceeds from disposal of property, plant and equipment                12         356         175
Other                                                                  46         (15)        (45)
--------------------------------------------------------------------------------------------------
Net cash used by investing activities                              (5,346)     (2,619)     (5,524)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                               568         666         246
Proceeds from issuance of stock                                        32        --
Purchase of treasury stock                                            (31)       --          --
Borrowings on bank term note                                        2,980        --          --
Borrowings under bank revolving credit facilities                  33,700      24,029      26,955
Repayment of borrowings under bank revolving credit facilities    (36,200)    (27,529)    (22,200)
Payments of long-term debt                                         (1,321)       (375)       (375)
--------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                     (272)     (3,209)      4,626
--------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                      (743)        286         (85)
Cash, beginning of year                                             1,870       1,584       1,669
--------------------------------------------------------------------------------------------------
Cash, end of year                                                $  1,127    $  1,870    $  1,584
==================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The consolidated financial statements include the accounts of Signal Technology Corporation and its wholly-owned subsidiaries, (collectively, the "Company"). Intercompany accounts and transactions have been eliminated.

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

Research and Development
Research and development expenditures are charged to operations as incurred. Research and development expenses include approximately $534 in 1995 of funding provided to Benecia Communications, Inc., a company which became an operating division of the Company. Benecia Communications was sold in May 1996. (See Note
3)

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

Earnings per Share
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods using the treasury stock method. All prior period earnings per share amounts have been restated to comply with the provisions of SFAS 128.

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

Intangible Assets
Intangible assets consist principally of goodwill which is being amortized on the straight line basis over periods of five to twenty years. At December 31, 1997 and 1996 accumulated amortization was $1,311 and $888 respectively.

Concentrations of Risk
The market for the Company's products is largely dependent on the availability of new contracts from U.S. Government authorities to prime contractors to which the Company provides components. Any decline in expenditure by U.S. government authorities may have an adverse effect on the Company's financial performance. The Company generally extends credit to these customers and, therefore, collection of receivables is affected by the defense industry economy. The
Company closely monitors extensions of credit, maintaining reserves for potential credit losses, and such losses have been within management's expectations. Substantially all of the Company's cash is deposited with a single bank.

Also,  the  Company's  international  sales  are  totally  denominated  in  U.S.
currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.

The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash and note and trade receivables.

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

Recent Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of financial statements. The impact of adopting SFAS 130, which is effective in fiscal 1998, has not been determined.

In June 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements would be provided. SFAS 131 is effective in fiscal 1998. The Company operates within one segment: electronic components and equipment.

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

Each of these transactions was financed with cash with the exception of the Military Power Systems transaction, which the seller financed in the amount of $946 paid in 1997. These transactions have been accounted for as purchases. The purchase prices, including costs of $20 in 1996 and $95 in 1995 associated with the acquisitions, have been allocated to the acquired assets and liabilities assumed based upon their fair value at the respective dates of the acquisitions. The results of operations of the acquired businesses since the acquisition dates are included in the consolidated statements of income.

Assuming the acquisitions described above had been made on January 1, 1996, the Company's unaudited proforma condensed results of operations would have been as follows:

                                                 1996               1995
                 ---------------------------------------------------------------
                 Net sales                     $120,241          $100,258
                 Net income                      $2,853             $(81)
                 Earnings per share
                          Diluted (Basic)          $.37           $(0.01)

The proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1996, or of results which may occur in the future.

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

5.   STATEMENTS OF CASH FLOWS
                                                                        Years ended December 31
                                                                    ------------------------------
                                                                       1997      1996       1995
        ------------------------------------------------------------------------------------------
        Cash paid during period for:
                 Interest                                             $1,063    $1,392     $1,135
                 Taxes                                                $1,227      $736       $802
        ------------------------------------------------------------------------------------------
        Non cash activity:
                 TDI note payable                                                 $946
                 Forgiveness of Benecia Promising Note                                     $1,800
                 Building sold in exchange for note receivable                    $858
        ==========================================================================================

6.   INVENTORIES
                                                            December 31
                                                      -----------------------
                                                        1997          1996
        ---------------------------------------------------------------------
        Raw materials                                    $6,339       $8,225
        Work in progress                                 18,250       18,912
        Finished goods                                      484          307
                                                      -----------------------
                                                         25,073       27,444
                 Less: unliquidated progress payments   (2,366)      (3,151)
                                                      -----------------------
                                                        $22,707      $24,293
        =====================================================================


7.   PROPERTY, PLANT AND EQUIPMENT
                                                            December 31
                                                      ------------------------
                                                         1997         1996
        ----------------------------------------------------------------------
        Land                                                $992         $592
        Building and improvements                          9,793        7,285
        Machinery and equipment                           25,636       24,217
        Furniture and fixtures                             2,753        2,285
        ----------------------------------------------------------------------
                                                          39,174      $34,379
        Less accumulated depreciation                   (22,774)     (20,069)
        ----------------------------------------------------------------------
        Net property, plant and equipment                $16,400      $14,310
        ======================================================================


8.   ACCRUED EXPENSES
                                                           December 31
                                                      ----------------------
                                                          1997        1996
       ---------------------------------------------------------------------
       Accrued payroll & employee benefits               $1,939      $2,151
       Accrued vacation                                   1,164       1,293
       Accrued warranty                                     772         833
       Accrued commissions                                  993       1,275
       Other accrued expenses                             1,752       2,960
       ---------------------------------------------------------------------
                                                         $6,620      $8,512
       =====================================================================

9.       LONG-TERM DEBT AND NOTES PAYABLE
                                                                                           December 31
                                                                                   -----------------------
                                                                                        1997       1996
           -----------------------------------------------------------------------------------------------
           Massachusetts Industrial Revenue Bond,
                maturing  in 2009,  interest  at 62% of the prime rate plus 1/2%
                effective  interest  rate of 4.7% and  4.6%,  payable  in annual
                principal payments of $80                                                $888       $968
           Bank revolving credit facility                                               7,000      9,500
           Bank real estate term loan facility                                          6,000      3,315
           Note payable in connection with acquisition                                      -        946
           ----------------------------------------------------------------------------------------------
                                                                                       13,888     14,729
           Less: current maturities                                                     (480)    (1,321)
           ----------------------------------------------------------------------------------------------
                                                                                      $13,408    $13,408
           ==============================================================================================

The Massachusetts Industrial Revenue Bond is collateralized by real estate with a net book value of $1,347 at December 31, 1997.

The  Company  has a $15,000  unsecured  bank  revolving  credit  facility,  (the
"Revolver"). The Revolver expires in June 2000, and amounts may be borrowed, paid and reborrowed at the election of the Company through the expiration date. Amounts available under the Revolver are reduced by actual borrowings and outstanding letters of credit. The Company has the option of borrowing under one or more differing interest rate formulas and at December 31, 1997, the weighted average interest rate was 7.57% and 7.81% at December 31, 1996. The Company also pays a quarterly commitment fee at annual rates ranging from 1/8% to 3/8%
depending upon the amount of the unused facility. After reduction for outstanding letters of credit under the Revolver the company has approprimately $7,600 available.

The Real Estate Loan is collateralized by real estate with a net book value of $5,253 at December 31, 1997. Maturing in January, 2003, the Real Estate Loan is payable in quarterly principal payments of $100, plus interest at the bank's base rate (8.50% at December 31, 1997), with the last installment equal to the remaining unpaid loan balance.

The Agreement in respect of the Real Estate Loan and the Revolver contains certain covenants related to tangible net worth and interest coverage, as defined. Default on any covenant may affect the commitment by the bank to continue to lend under the Agreement and, if not corrected, could accelerate the maturity of any borrowings outstanding under the Agreement. At December 31, 1997 and at various dates throughout the year the Company was not in compliance with certain covenants. The Company has obtained waivers in respect of non-compliance as of December 31, 1997.

10.      COMMITMENTS AND CONTINGENCIES

The Company leases real estate and equipment under operating leases expiring at various dates through 2003. The leases include provisions for rent escalation, renewals and purchase options and the Company is generally responsible for taxes, maintenance and repairs. Aggregate rental expense included in operations amounted to $1,256 in 1997, $915 in 1996 and $1,384 in 1995. Future minimum lease payments under noncancellable operating leases with an initial term exceeding one year are as follows:
                                                      1998           $    764
                                                      1999           $    805
                                                      2000           $    798
                                                      2001           $    778
                                                      2002           $    819

The Company is involved from time to time in litigation incidental to its business.

Weymouth Environmental Contamination:
In April 1996, the Company sold its facility in Weymouth, Massachusetts but retained the environmental liability and responsibility associated with groundwater contaminants present at the site. This facility has been classified as a tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DEP"), as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the facility and still present in the groundwater at the facility; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

The Company is continuing to conduct investigations of the facility for soil and groundwater contamination and operate a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict what additional remediation and the costs thereby, if any, will be required. The Company has been informed by its insurers that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements.

During the year, the Company received funds from a third party in return for a complete release from liability for any responsibility for the contamination. This amount has been included in the Company accrued for remediation.

Sunnyvale Indemnification Claim:
A third party has filed a breach of contract suit against the Company alleging that it has a contractual duty to indemnify the third party for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of the third party. The Company believes it has meritorious defenses with respect to this claim and intends to vigorously defend its position in the suit. The Company also believes that the ultimate disposition will not materially affect its financial position or results of operations.

11.      INCOME TAXES

                                   Years ended December 31
                            ---------------------------------------
                              1997         1996             1995
-------------------------------------------------------------------
Currently payable:
     Federal                     $0        $1,512               --
     State                        0           174             $204
-------------------------------------------------------------------
Deferred:
     Federal                    317         (430)             (50)
     State                       63           196              (8)
===================================================================
Provision for income taxes     $380        $1,452             $146
===================================================================


The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                               Years ended December 31
                                          -----------------------------------
                                            1997         1996       1995
-----------------------------------------------------------------------------
Statutory federal income tax rate          34.0%        34.0%       (34.0)%
State income taxes, net of federal benefit  7.8          5.8         86.3
Benefit from foreign sales corporation      ---         (1.9)         ---
Non-deductible expenses and other          11.0          1.4         66.4
=============================================================================
     Effective tax rate                    52.8%        39.3%       118.7%
=============================================================================

Non-deductible expense consists principally of goodwill, depreciation expense resulting from certain of the Company's acquisitions and other amounts not deductible for tax purposes. The tax effect of temporary differences that give rise to the net deferred tax asset and liability are as follows:

                                                   December 31
                                     --------------------------------------
                                              1997             1996
---------------------------------------------------------------------------
Net tax asset:
     Net operating losses                     $317
     Vacation accrual                          417               $455
     Inventories                               776              1,646
     Warranty                                  306                331
     Deferred compensation                     243                197
     Other                                     268                360
---------------------------------------------------------------------------
Total                                       $2,327             $2,989
============================================================================

Net tax liability:
     Depreciation                           $1,527             $1,809
---------------------------------------------------------------------------
Total                                       $1,527             $1,809
============================================================================

12.      STOCKHOLDERS' EQUITY

The Company has stock option plans under which a maximum of 3,167 options may be granted generally at prices not less than 100 percent of the fair market value of the Company's common stock at the date of option grant. Options vest ratably over a four to five year period and expire not more than ten years from date of grant. At December 31, 1997, 1,271 shares of common stock were reserved for future issuance under the plans and 565 were available for future grant. Additionally, non-qualified options to purchase a total of 102 shares of the Company's common stock have been granted to certain non-employee directors and others. These options were granted at the fair market value of the Company's common stock at the date of option grant, vest generally over a five year period and expire between 1999 and 2002.

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

Information concerning the plans and non-qualified stock options is as follows:
                                          Available   Option    Option Price      Aggregate    Weighted Avg.
                                          for Grant   Shares      per Share         Price      Exercise Price
--------------------------------------------------------------------------------------------------------------
December 31, 1994                            172      1,269     $1.57 - $7.25        $3,435       $2.71
Options granted                            (138)        138      3.50 -  5.06           569        4.13
Options canceled                              75      (105)      1.57 -  7.25         (427)        4.06
Options exercised                            ---      (122)      1.57 -  2.36         (246)        2.02
-------------------------------------------------------------------------------------------------------------
December 31, 1995                            109      1,180      1.57 -  7.25         3,331        2.82
Options granted                            (187)        187      5.25 -  8.25         1,325        7.09
Options canceled                              80      (102)      1.80 -  8.25         (421)        4.09
Options exercised                            ---      (223)      1.57 -  4.75         (436)        1.96
Increase in available options, 1992          500        ---       ---     ---           ---         ---
   Plan
-------------------------------------------------------------------------------------------------------------
December 31, 1996                            502      1,042      1.57 -  8.25        $3,799        3.65
Options granted                            (175)        250      4.94 -  7.63         1,740        6.96
Options canceled                             238      (238)      4.25 -  8.25       (1,233)        5.19
Options exercised                              -      (246)      1.57 -  5.75         (568)        2.31
-------------------------------------------------------------------------------------------------------------
December 31, 1997                            565        808     $1.57 - $8.25        $3,738       $4.63
-------------------------------------------------------------------------------------------------------------

A total of 488 options were exercisable at December 31, 1997


The  following  table  summarizes  information  with  respect  to stock  options outstanding as of December 31, 1997:
         Range of        Outstanding     Weighted-Average        Weighted-Average    Exercisable    Weighted-Average
      Exercise Prices       as of      Remaining Contractual      Exercise Price       as of        Exercise Price
                           12/31/97           Life                                    12/31/97
----------------------------------------------------------------------------------------------------------------------
     $1.5700 - $1.8000      311,020            2.2                  $1.6186             311,020       $1.6186
     $2.0000 - $3.9400       34,832            3.9                   2.7707              22,332        2.3625
     $4.1880 - $5.7500       84,750            2.0                   5.1852              50,500        5.2977
     $6.0600 - $7.0000      200,000            4.2                   6.5078              52,500        6.2708
     $7.2500 - $8.2500      177,000            3.2                   7.7116              51,750        7.5088
======================================================================================================================
                            807,602            3.0                  $4.5887             488,102       $3.1582

The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions are as follows:

                                             1997              1996 and 1995
                                      -------------------  ---------------------

           Risk-free Interest Rates          6.2%                  6.2%
           Expected Life                  4.4 years              4.7 years
           Volatility                        0.65                  0.70
           Dividend Yield                     --                    --

The weighted average fair value of those options granted in 1997, 1996 and 1995 was $4.03, $4.51 and $2.49 respectively.

The following proforma income information has been prepared following the provisions of SFAS No. 123:

      (amounts in thousands except per share data)
                                                    1997              1996
                                              -----------------  ---------------

      Net income (loss) -  proforma              $       (107)     $      2,045
      Net income (loss) per share - proforma
               (Basic) Diluted                   $      (0.01)     $       0.27

The above proforma effects on income may not be representative of the effects on net income for future years as option grants typically vest over several years and additional options are generally granted each year.

13.      EARNING PER SHARE

In accordance with the disclosure requirements of SFAS 128, a reconcilation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                 1997        1996       1995
                                                 ----        ----       ----
Numerator - Basic and Diluted EPS
         Net income (loss)                        $338       $2,245     $(269)

Denominator - Basic EPS
         Common shares outstanding               7,268        7,076     6,880
                                                 -----        -----    ------
         Basic earnings (loss) per share         $0.05        $0.32    $(0.04)
                                                 =====        =====    ======

Denominator - Diluted EPS
         Denominator - Basic EPS                 7,268        7,076     6,880

         Effect of Diluted Securities
           Common Stock Options                    423          600        --
                                                 -----        -----    ------

Denominator - Diluted EPS                        7,691        7,676     6,880
                                                 -----        -----    ------
         Diluted earnings (loss) per share       $0.04        $0.29    $(0.04)
                                                 =====        =====    ======

14.      EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan covering substantially all of its employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. The Company may also make a discretionary contribution. The Company's contributions to this plan totaled $401 in 1997, $164 in 1996 and $116 in 1995.

The Company has an Employee Stock Purchase Plan ("the Purchase Plan") under which 300,000 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25,000 of common stock in any one calendar year. On the last business day of each six month offering period shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the period. The Purchase Plan will terminate no later than December 31, 1999. In fiscal 1997 no shares were issued under the Purchase Plan.

15.      SEGMENT INFORMATION

The Company is engaged in one industry segment: the engineering, manufacturing and marketing of electronic components and subsystems. The Company distributes its products worldwide. Export sales were $16,820 in 1997, $18,254 in 1996 and $14,785 in 1995. One U.S. customer accounted for 20% of net sales in 1997 and 22% of sales in 1996 and 14% in 1995.

16.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following quarterly financial information should be read in conjunction with
Note 2. The first three  quarters in each year consist of thirteen  week periods with the fourth quarter ending on December 31.
                                              First        Second        Third        Fourth
         1997:                                Quarter      Quarter       Quarter      Quarter
         ---------------------------------------------------------------------------------------
         Net sales                           $  27,082   $    25,474  $    25,639   $    24,084
         Gross profit                            6,141         4,734        3,875         4,954
         Operating income                        1,442           102        (219)           463
         Net income (loss)                         745         (107)        (320)            20
         Net income (loss) per share:
              Basic                          $    0.10   $    (0.01)  $    (0.04)   $      0.00
              Diluted                        $    0.10   $    (0.01)  $    (0.04)   $      0.00
         Shares used in calculating
              Net income (loss per share):
              Basic                              7,187         7.268        7,277         7,333
              Diluted                            7,714         7.268        7,277         7,663
         ---------------------------------------------------------------------------------------
         1996:
         ---------------------------------------------------------------------------------------
         Net sales                           $  22,048   $    27,371  $    31,624   $    33,198
         Gross profit                            4,475         5,151        7,235         7,973
         Operating income                          125           648        1,903         2,366
         Net income (loss)                       (155)           170          995         1,235
         Net income (loss) per share:
              Basic                          $  (0.02)   $      0.02  $      0.14   $      0.17
              Diluted                        $  (0.02)   $      0.02  $      0.13   $      0.16
         ---------------------------------------------------------------------------------------
         Shares used in calculating
              Net income (loss per share):
              Basic                              6,977         7,034        7,136         7,158
              Diluted                            6,977         7,711        7,652         7,720
         ---------------------------------------------------------------------------------------

Net sales and net income are subject to fluctuations as a result of customer actions including the timing of mandated delivery schedules, changes in the timing of program funding, delays in obtaining qualification approvals and the timing of preshipment inspections.



Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None

--------------------------------------------------------------------------------

                                    PART III

Item 10  Directors and Executive Officers of the Registrant

Item 11  Executive Compensation

Item 12  Security Ownership of Certain Beneficial Owners and Management

Item 13  Certain Relationships and Related Transactions


All information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 5, 1998, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)            Index to Financial Statements and Financial Statement Schedules               Page

         Consolidated Balance Sheet as of December 31, 1997 and 1996                             15
         Financial Statements for the Years Ended December 31, 1997, 1996 and 1995:
                  Consolidated Statements of Operations                                          14
                  Consolidated Statements of Stockholders' Equity                                16
                  Consolidated Statements of Cash Flows                                          17
         Notes to Consolidated Financial Statements                                              18

Report of Independent Accountants                                                                34


         Schedule II       Valuation and Qualifying Accounts                                     35

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

10.0.1 Second Amendment and Restatement of Credit Agreement with First National Bank of Boston, dated as of September 30, 1993.***

10.4          Employee Incentive Stock Option Plan-1982 of the Registrant.*

10.5          1992 Equity Incentive Plan of the Registrant.*

10.6          Signal Technology Corporation 401(k) Plan.*

10.8 Lease dated as of October 18, 1990 by and between Benecia Associates and ST Microwave Corp.*

10.18 Asset Purchase and Sale Agreement by and between Adaptive Power Solutions, L.L.C. and ST Keltec Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated October 12, 1995. *****

10.19 Trade Licence and Purchase and Sale Agreement by and between Western Microwave, Inc. and ST Microwave Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated July 21, 1995. *****

10.20         Purchase   and   Sale   Agreement   by  and   between   Tecnetics,
              Incorporated. and ST Keltec Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated September 7, 1995. *****

10.22 Amendment agreement No.1 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of July 20, 1995. *****

10.23 Amendment agreement No.2 to the Second Amendment and Restated Credit Agreement dated as of September 30,1993, with the First National Bank of Boston, dated as of September 30, 1995. *****

Exhibit
Number        Description
--------------------------------------------------------------------------------

10.24 Amendment agreement No. 3 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 29, 1996. *******

10.25 Amendment agreement No. 4 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 10, 1997. *******

10.26         Asset Purchase  Agreement by and between  Transistor  Devices Inc.
              and ST Keltec Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated as December 6, 1996. *******

10.27 Asset Purchase Agreement by and between Pulau Electronics Corporation and ST Microwave (Arizona) Corporation, a wholly owned subsidiary of ST Microwave Corporation, dated as of June 14, 1996.
              *******

10.28         Agreement  and  instrument  of  purchase  and sale by and  between
              Communications   &  Power   Industries,   Inc.  and  ST  Microwave
              Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated as of May 24,1996. *******

10.29 First Amendment to lease, dated as of September 9, 1996, by and between Benicia Associates and Signal Technology Corporation.
              *******

10.30         Employee Stock Purchase Plan. ******

10.31 Amendment No. 5 to the second and restated credit agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of December 15, 1997.

10.32 Purchase and sale agreement by and between Communications and Power Industries, Inc. (Seller) and Signal Technology Corporation (Buyer), dated July 25, 1997 for all real estate at 26-28 Tozer Road, Beverly Massachusetts.

21.1          Schedule of Registrant's subsidiaries.

23.1          Consent of Independent Accountants

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

****** Incorporated by reference to the definitive Proxy Statement to be filed with the SEC in connection with Company's Annual Meeting of Shareholders to held on May 6, 1997.

******* Incorporated by reference to the correspondence exhibit filed as part of the registrant's 1996 Annual Report on Form 10-K.

(b)           Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SIGNAL TECHNOLOGY CORPORATION

                                By: \s\  Dale L. Peterson
                                ------------------------------------------------
                                Chairman, Chief Executive Officer & President

Date:  March 27, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


         \s\      Dale L. Peterson                               March 27, 1998
         --------------------------------------------------
         Dale L. Peterson
         Chairman, Chief Executive Officer & President


         \s\      Bernard P. O'Sullivan                          March 27, 1998
         --------------------------------------------------
         Bernard P. O'Sullivan
         Director


         \s\      Harvey C. Krentzman                            March 27, 1998
         --------------------------------------------------
         Harvey C. Krentzman
         Director


         \s\      Joseph S. Schneider                            March 27, 1998
         --------------------------------------------------
         Joseph S. Schneider
         Director


         \s\      Larry L. Hansen                                March 27, 1998
         --------------------------------------------------
         Larry L. Hansen
         Director

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Signal Technology Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


San Jose, California                                 COOPERS & LYBRAND L.L.P.
January 26, 1998


                  Schedule II Valuation and Qualifying Accounts

                                                             Years ended December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------------------------------------------------
                                                  Balance at         Charged to          Charged to          Balance at
                                                   Beginning          Costs and            Other                 End
Description                                        of Period          Expenses            Accounts            of Period
-------------------------------------------------------------------------------------------------------------------------

1995

Inventory reserve                                  5,065,000           934,000          (1,502,000)(2)        4,497,000


Allowance for doubtful
     accounts                                        166,000            52,000             (52,000)(1)          166,000
-------------------------------------------------------------------------------------------------------------------------

1996

Inventory reserve                                  4,497,000         1,308,000          (3,421,000)(2)        2,384,000


Allowance for doubtful
     accounts                                        166,000           164,000            (160,000)(1)          170,000
-------------------------------------------------------------------------------------------------------------------------

1997

Inventory reserve                                  2,384,000         1,833,000          (2,588,000)(2)        1,629,000


Allowance for doubtful
     accounts                                        170,000            (8,000)             (3,000)(1)          159,000
-------------------------------------------------------------------------------------------------------------------------

Notes
 (1) Write-off of bad debts
 (2) Credit to inventory accounts for previously reserved amounts

                                       35