Form 10-Q
period 1998-03-31
SIGNAL TECHNOLOGY CORP
filed 1998-05-15
CIK 901119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1998

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

    Class of Common Stock                        Outstanding at May 13, 1998
       $.01 Par Value                                 7,333,873 shares

                                      INDEX


                                                                          Page
                                                                          ----

COVER PAGE                                                                  1
Index                                                                       2

PART I - FINANCIAL INFORMATION

         Item 1  Financial Statements
                 Condensed Consolidated Balance Sheets                      3
                 Condensed Consolidated Statements of Operations            4
                 Condensed Consolidated Statements of Cash Flows            5
                 Notes to Condensed Consolidated Financial Statements       6-8

         Item 2  Management's Discussion and Analysis of Financial          8-10
                 Condition and Results of Operations


PART II - OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K                          10


SIGNATURE                                                                   10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                Condensed Consolidated Balance Sheets
                                                           (In thousands)
                                                             (unaudited)

                                                                                                   March 31,            December 31,
                                                                                                     1998                    1997
                                                                                                   --------                --------
Assets
Cash                                                                                               $  1,300                $  1,127
Accounts receivable, net                                                                             14,488                  15,901
Inventories                                                                                          24,143                  22,707
Deferred taxes                                                                                        2,327                   2,327
Other current assets                                                                                  1,682                   2,150
                                                                                                   --------                --------
         Total current assets                                                                        43,940                  44,212
                                                                                                   --------                --------

Property, plant and equipment, net                                                                   15,956                  16,400
Intangible assets, net                                                                                2,818                   2,924
Other assets                                                                                            843                     846
                                                                                                   --------                --------
         Total assets                                                                              $ 63,557                $ 64,382
                                                                                                   ========                ========

Liabilities
Current maturities of long-term debt                                                               $    480                $    480
Accounts payable                                                                                      4,723                   5,354
Accrued expenses                                                                                      5,967                   6,620
Customer advances                                                                                     1,504                   1,177
                                                                                                   --------                --------
         Total current liabilities                                                                   12,674                  13,631
                                                                                                   --------                --------

Deferred income taxes                                                                                 1,527                   1,527
Long-term debt, net of current maturities                                                            13,508                  13,408

Stockholders' Equity
Common stock                                                                                             74                      74
Additional paid-in capital                                                                           12,782                  12,693
Retained earnings                                                                                    23,450                  23,080
                                                                                                   --------                --------
                                                                                                     36,306                  35,847
Less treasury stock                                                                                    (458)                    (31)
                                                                                                   --------                --------
         Total stockholders' equity                                                                  35,848                  35,816
                                                                                                   --------                --------
         Total liabilities and stockholders' equity                                                $ 63,557                $ 64,382
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

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)
                                   (unaudited)

                                                              Quarter ended
                                                                 March 31,
                                                           1998           1997
                                                          -------        -------
Net sales                                                 $23,412        $27,082
Cost of sales                                              17,617         20,941
                                                          -------        -------
Gross profit                                                5,795          6,141

Selling, general and administrative
   expense                                                  4,864          4,465
Research and development expense                               46            234
                                                          -------        -------
Operating income                                              885          1,442

Interest expense                                              255            234
                                                          -------        -------
Income before income taxes                                    630          1,208

Provision for income taxes                                    260            463
                                                          -------        -------

Net income                                                $   370        $   745
                                                          =======        =======

Net income per share
         Basic                                            $  0.05        $  0.10
         Diluted                                          $  0.05        $  0.10
                                                          =======        =======

Shares used in calculating net
  income per share
         Basic                                              7,411          7,181
         Diluted                                            7,663          7,714
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

                                           SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           Condensed Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                             (unaudited)

                                                                                                             Quarter Ended
                                                                                                               March 31,
                                                                                                       1998                  1997
                                                                                                     -------                -------
Net cash provided by operating activities                                                            $   803                $ 3,032
                                                                                                     -------                -------

Cash flows from investing activities:
       Additions to property, plant and equipment                                                       (409)                (1,310)
       Proceeds from disposal of property, plant and
       equipment                                                                                          14                   --
       Other assets                                                                                        3                      1
                                                                                                     -------                -------
Net cash used by investing activities                                                                   (392)                (1,309)
                                                                                                     -------                -------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                                                                  196
       Proceeds from Employee Stock Purchase Plan                                                         89
       Borrowings on bank revolving credit facility                                                    8,200                  7,400
       Payments on bank revolving credit facility                                                     (7,900)                (8,800)
       Repurchase of treasury stock                                                                     (427)                  --
       Payments of long-term debt                                                                       (200)                   (74)
                                                                                                     -------                -------
Net cash used by financing activities                                                                   (238)                (1,278)
                                                                                                     -------                -------

Net increase in cash                                                                                     173                    445

Cash, beginning of period                                                                              1,127                  1,870
                                                                                                     -------                -------

Cash, end of period                                                                                  $ 1,300                $ 2,315
                                                                                                     =======                =======

                                    The accompanying notes are an integral part of the condensed consolidated financial statements.

                                                            Page 5 of 10

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements

1. The condensed consolidated financial statements of the Company as of March 31, 1998, and for the three months ended March 31, 1998 and 1997 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1997, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

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

       In  accordance   with  the  disclosure   requirements   of  SFAS  128,  a
       reconciliation of the numerator and denominator of both basic and diluted
       EPS is provided as follows:
                                                                         Quarter ended March 31,
                                                                         1998              1997
                                                                         ----              ----
            Numerator - Basic and Diluted EPS
                     Net income                                                $370              $745
                                                                    ================    ==============
            Denominator - Basic EPS
                     Common shares outstanding                                7,411             7,187
                                                                    ----------------    --------------
                     Basic earnings per share                               $  0.05           $  0.10
                                                                    ================    ==============

            Denominator - Diluted EPS
                     Denominator - Basic EPS                                  7,411             7,187

                     Effect of Diluted Securities
                       Common Stock Options                                     252               527
                                                                    ----------------    --------------

            Denominator - Diluted EPS                                         7,663             7,714
                                                                    ----------------    --------------
                     Diluted earnings per share                             $  0.05           $  0.10
                                                                    ================    ==============

3. Details of certain balance sheet accounts are as follows:
                                                                                     (In thousands)
                                                                     March 31, 1998              December 31, 1997
                                                                 ------------------------    ---------------------------
        Inventories
        Raw materials                                                       $ 6,260                    $ 6,339
        Work in progress                                                     19,288                     18,250
        Finished goods                                                          335                        484
                                                                 ------------------------    ---------------------------
                                                                             25,883                     25,073
        Less: unliquidated progress payments                                 (1,740)                    (2,366)
                                                                 ------------------------    ---------------------------
                                                                            $24,143                    $22,707
                                                                 ========================    ===========================
        Property, Plant and Equipment
        Land                                                                   $992                       $992
        Building and improvements                                             9,759                      9,793
        Machinery and equipment                                              25,681                     25,636
        Furniture and fixtures                                                2,808                      2,753
                                                                 ------------------------    ---------------------------
                                                                             39,240                     39,174
        Less accumulated depreciation                                       (23,284)                   (22,774)
                                                                 ------------------------    ---------------------------
        Net property, plant and equipment                                   $15,956                    $16,400
                                                                 ========================    ===========================

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended March 31, 1998 and 1997

Net sales in the first quarter of 1998 decreased $3.7 million, or 13.6%, as compared to the first quarter of 1997. Net sales were down in all the Company's operations when compared to the same period last year. The first quarter of 1997 benefited from the high level of orders received during the quarter, $25.6 million, versus $18.7 million during the first quarter of 1998. The Company was moderately affected by the current economic crisis in Asia with anticipated orders, primarily from our Korean customers, either not awarded because of funding cancellations or postponed indefinitely. Backlog decreased to $82.8 million at March 31, 1998. Backlog at December 31, 1997 was $87.5 million. The Company believes it has adequate backlog to meet its short-term sales goals and anticipates higher levels of orders during the remaining three quarters of 1998.

Gross profit during the first quarter of 1998 decreased $346 thousand but as a percentage of sales, increased from 22.7% to 24.8%. The increased profit percentage can be attributed to both the cost cutting measures taken by the Company during the last half of 1997 as sales levels declined and also higher margin jobs currently in inventory.

Selling, general and administrative expense increased $399 thousand and as a percentage of sales increased from 16.5% to 20.8%. Severance pay as a result of layoffs at two of our operations accounted for most of the increase.

Research and development activities decreased from $234 thousand to $46 thousand in the first quarter of 1998 compared to the first quarter of 1997. The Company is not currently engaged in any material Company-funded R & D projects, but continues to pursue opportunities through customer-funded programs.

Interest expense was slightly higher, $21 thousand, in the first quarter versus the same period last year and was a result of higher average levels of borrowings.

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of $31.3 million as compared to $30.6 million at December 31, 1997 and continues to maintain a current ratio of better than 3 to 1. Net cash (bank borrowings less cash on hand) remained near constant at $12.7 million versus $12.8 million at December 31, 1997. Net cash provided by operating activities during the first quarter of 1998 totaled $803 thousand. The primary non-operating uses of cash were additions to property, plant and equipment of $409 thousand and the repurchase of Company stock of $427 thousand under the Company's stock repurchase program announced in December 1997.

In addition to the cash on hand of $1.3 million at March 31, 1998, the Company had approximately $7.5 million available for borrowings under its bank revolving credit facility.

The Company intends to continue its $2 million stock repurchase program through July 1998. As of March 31, 1998, 77,200 shares at a total cost of approximately $458 thousand had been reacquired.

The company has no other material commitments for any acquisitions, product requirements of for capital expenditures at March 31, 1998.

The Company believes it has adequate cash, working capital and available financing facilities to meet its operating and capital requirements for the foreseeable future and to continue its acquisition program.

Impact of Year 2000

The Company is reviewing the material risk associated with the Year 2000 issue on computer hardware and software. Computer systems are at risk where the date using "00" is recognized as the year 1900 rather than the year 2000. The Company is currently assessing its exposure and will have a plan in place by the fourth quarter of 1998. While the Company doesn't anticipate costs for the Year 2000 issue to be material, final results of this review could be significantly different.

Safe Harbor for Forward-Looking Statements

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

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of financial statements. The Company has adopted SFAS 130 for fiscal 1998. For all periods presented there was no Comprehensive Income.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements would be provided. The Company has adopted SFAS 131 for fiscal 1998. The Company operates within one segment: electronic components and equipment.


PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibit Index
        27. Financial Data Schedule

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

                                                DATE: May 14, 1998