Form 10-Q
period 1998-06-30
SIGNAL TECHNOLOGY CORP
filed 1998-10-27
CIK 901119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        Commission file number 000-21770

                          SIGNAL TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

             Delaware                                       04-2758268
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                         identification no.)

    222 Rosewood Drive, Danvers, MA                           01923-4502
(Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (978) 774-2281

                              --------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |_| No: |X|

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Class of Common Stock                 Outstanding at October 22, 1998
         $.01 Par Value                             7,349,223 shares

                                      INDEX


                                                                          Page


PART I - FINANCIAL INFORMATION

         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets                    3
                  Condensed Consolidated Statements of Operations          4
                  Condensed Consolidated Statements of Cash Flows          5
                  Notes to Condensed Consolidated Financial Statements     6-10

         Item 2   Management's Discussion and Analysis of Financial        11-13
                  Condition and Results of Operations


PART II - OTHER INFORMATION

         Item 4   Submission of Matters to a Vote of Security Holders      14
         Item 6   Exhibits and Reports on Form 8-K                         15


SIGNATURE                                                                  15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                        June 30,  December 31,
                                                          1998        1997
Assets                                                            (As restated)
                                                        --------    --------
Cash                                                    $  1,674    $  1,127
Accounts receivable, net                                  12,802      15,901
Inventories                                               14,460      20,205
Deferred taxes                                             1,527       2,327
Other assets                                               4,040       3,110
                                                        --------    --------
         Total current assets                             34,503      42,670
                                                        --------    --------

Property, plant and equipment, net                        15,501      16,400
Intangible assets, net                                     2,715       2,924
Other assets                                                 841         846
                                                        --------    --------
         Total assets                                   $ 53,560    $ 62,840
                                                        ========    ========

Liabilities
Current maturities of long-term debt                    $    480    $    480
Accounts payable                                           4,324       5,354
Accrued expenses                                           6,895       6,620
Customer advances                                            867       1,177
                                                        --------    --------
         Total current liabilities                        12,566      13,631
                                                        --------    --------

Deferred income taxes                                      1,527       1,527
Long-term debt, net of current maturities                 13,408      13,408

Stockholders' Equity
Common stock                                                  75          74
Additional paid-in capital                                12,942      12,693
Retained earnings                                         13,909      21,538
                                                        --------    --------
                                                          26,926      34,305
             Less treasury stock                            (867)        (31)
                                                        --------    --------
         Total stockholders' equity                       26,059      34,274
                                                        --------    --------
         Total liabilities and stockholders' equity     $ 53,560    $ 62,840
                                                        ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                           SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statements of Operations
                              (In thousands except per share amounts)

                                                   Quarter ended             Six months ended
                                                      June 30                    June 30
                                                1998          1997          1998          1997
                                                          (As restated)(As restated) (As restated)
                                              --------      --------      --------      --------
Net sales                                     $ 22,190      $ 25,713      $ 45,877      $ 52,594
Cost of sales                                   25,505        21,516        43,689        43,175
                                              --------      --------      --------      --------
Gross profit (loss)                             (3,315)        4,197         2,188         9,419

Selling, general and administrative expense      4,652         4,475         9,516         8,940
Research and development expense                    82           157           128           391
                                              --------      --------      --------      --------
Operating income (loss)                         (8,049)         (435)       (7,456)           88

Interest expense                                   242           266           497           500
                                              --------      --------      --------      --------
Loss before income taxes                        (8,291)         (701)       (7,953)         (412)

Benefit from income taxes                         (459)         (282)         (324)         (204)
                                              --------      --------      --------      --------

Net loss                                      $ (7,832)     $   (419)     $ (7,629)     $   (208)
                                              ========      ========      ========      ========


Net loss per share                            $  (1.07)     $  (0.06)     $  (1.03)     $  (0.03)
                                              ========      ========      ========      ========

Shares used in calculating net loss
    per share (Basic and Diluted)                7,335         7,268         7,373         7,228


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                               Six months ended June 30,
                                                                   1998        1997
                                                                 --------    --------
Net cash provided by operating activities                        $  1,872    $    121
                                                                 --------    --------

Cash flows from investing activities:
       Additions to property, plant and equipment                    (758)     (2,176)
       Proceeds from disposal of property, plant and equipment         14           2
       Other assets                                                     5          32
                                                                 --------    --------
Net cash used by investing activities                                (739)     (2,142)
                                                                 --------    --------

Cash flows from financing activities:
       Proceeds from exercise of stock options                         67         234
          Proceeds from Employee Stock Purchase Plan                  183        --
          Purchase of treasury stock                                 (836)       --
       Borrowing under bank revolving credit facility              15,000      17,400
       Repayments of borrowings under bank revolving credit
       Facility                                                   (14,700)    (15,900)
       Payments of long-term debt                                    (300)       (679)
                                                                 --------    --------
Net cash provided (used) by financing activities                     (586)      1,055
                                                                 --------    --------

Net increase (decrease) in cash                                       547        (966)

Cash, beginning of period                                           1,127       1,870
                                                                 --------    --------

Cash, end of period                                              $  1,674    $    904
                                                                 ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

            Notes to the Condensed Consolidated Financial Statements

1.       Restatement  Adjustments
         The Company is in the process of restating its consolidated financial statements for fiscal years 1996 and 1997 and the first quarter of 1998. As announced in the Company's August 17, 1998 press release, the adjustments were a result of an investigation by Corporate management with the aid of its independent accountants at its Keltec Operations. The restatements are required to record contract and inventory adjustments in the correct periods.



         A summary of the impact of such restatements on the accompanying financial statements is as follows:

Condensed Consolidated Statements of Operations
                                                   Quarter ended                         Six months ended
                                                   June 30, 1997                          June 30, 1997
                                          Previously              As              Previously               As
                                           Reported            Restated            Reported             Restated
                                        ---------------     ----------------    ----------------    ---------------
Net sales                                      $25,474              $25,713             $52,556            $52,594
Gross profit                                     4,734                4,197              10,875              9,419
Operating income (loss)                            102                (435)               1,544                 88
Income (loss) before income taxes                (164)                (701)               1,044              (412)
Net income (loss)                                (107)                (419)                 638              (208)
Net income (loss) per share
    (Basic and diluted)                        $(0.01)              $(0.06)               $0.08            $(0.03)



                                                   Quarter ended
                                                  March 31, 1998

                                          Previously               As
                                           Reported             Restated
                                        ---------------     ----------------
Net sales                                      $23,412              $23,687
Gross profit                                     5,795                5,503
Operating income                                   885                  593
Income before income taxes                         630                  338
Net income                                         370                  203
Net income per share
     (Basic and diluted)                         $0.05                $0.03

Condensed Consolidated Balance Sheets
-------------------------------------

                                                   Year ended
                                                December 31, 1997
                                         Previously                As
                                          Reported              Restated
                                       ---------------     ----------------
Net inventories                               $22,707              $20,205
Total current assets                           44,212               42,670
Total assets                                   64,382               62,840
Retained earnings                              23,080               21,538
Shareholders' equity                           35,816               34,274


2. The condensed consolidated financial statements of the Company as of June 30, 1998, and for the six months ended June 30, 1998 and 1997 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management, are necessary for a fair presentation. Results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31, 1997, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data does not include all the disclosures required by generally accepted accounting principles.

         The Company's fiscal quarter consists of a thirteen week period ending on the Saturday closest to June 30. For ease of presentation, interim periods are designated to have ended on June 30.

3.       Earnings Per Share
         The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") effective December 31, 1997. SFAS 128 requires the presentation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods using the treasury stock method. All prior period earnings per share amounts have been restated to comply with the provisions of SFAS 128.

     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
     reconciliation  of the numerator and  denominator of both basic and diluted
     EPS is provided as follows:
                                        Quarter ended June 30,        Six Months Ended June 30,
                                         1998           1997            1998            1997
                                                    (As restated)    (As restated)  (As restated)
                                       -------         -------         -------         -------
Numerator - Basic and Diluted EPS
         Net loss                      $(7,832)        $  (419)        $(7,629)        $  (208)
                                       =======         =======         =======         =======

Denominator - Basic EPS
         Common shares outstanding       7,335           7,268           7,373           7,228
                                       -------         -------         -------         -------
         Basic earnings per share      $ (1.07)        $ (0.06)        $ (1.03)        $ (0.03)
                                       =======         =======         =======         =======

Denominator - Diluted EPS
         Denominator - Basic EPS         7,335           7,268           7,373           7,228

         Effect of Diluted Securities
           Common Stock Options           --              --              --              --
                                       -------         -------         -------         -------

Denominator - Diluted EPS                7,335           7,268           7,373           7,228
                                                                       -------         -------
         Diluted loss per share        $ (1.07)        $ (0.06)        $ (1.03)        $ (0.03)
                                       =======         =======         =======         =======


4. Details of certain balance sheet accounts are as follows:

                                                      (In thousands)
                                               ----------------------------
                                                June 30,          December 31,
                                                 1998                1997
                                                                 (As restated)
                                               --------            --------
Net Inventories
Raw materials                                  $  4,488            $  6,239
Work in progress                                 12,349              17,065
Finished goods                                      290                 484
                                               --------            --------
                                                 17,127              23,788
Less: unliquidated progress payments             (2,667)             (3,583)
                                               ========            ========
                                               $ 14,460            $ 20,205
                                               ========            ========

Property, Plant and Equipment
Land                                           $    992            $    992
Building and improvements                         9,779               9,793
Machinery and equipment                          25,823              25,636
Furniture and fixtures                            2,932               2,753
                                               --------            --------
                                                 39,526              39,174
Less accumulated depreciation                   (24,025)            (22,774)
                                               --------            --------
Net property, plant and equipment              $ 15,501            $ 16,400
                                               ========            ========

5.     Commitments and Contingencies
       Weymouth Environmental Contamination:
       In April 1996, the Company sold its facility in Weymouth, Massachusetts but retained the environmental liability and responsibility associated with groundwater contaminants present at the site. This facility has been classified as a tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DEP"), as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the facility and still present in the groundwater at the facility; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

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

       During 1997, the Company received funds from a third party in return for a complete release from liability for any responsibility for the contamination. This $350 thousand settlement has been included in the Company's accrual for remediation.

       Sunnyvale Indemnification Claim:A third party has filed a breach of contract suit against the Company alleging that it has a contractual duty to indemnify the third party for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of the third party. The Company believes it has meritorious defenses with respect to this claim and intends to vigorously defend its position in the suit. The Company also believes that the ultimate disposition will not materially affect its financial position or results of operations.

       DeCoursey v. Signal Technology Corporation: This case was filed on August 25, 1998. The Complaint alleges that the Company and its former president, Dale Peterson, violated Section 10(b) of the Exchange Act and Rule 10b-5. The Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading arising from alleged accounting irregularities that were unreported. The case is in the initial stages, and the Court has not designated a lead plaintiff or lead law firm as required by the Private Securities Litigation Reform Act. Until it does so, the Company has no obligation to respond to the Complaint. At present it is too early to evaluate the merits of the action or to predict the likelihood of success. The Company intends to defend the matter fully.

       L3 Communications  Corporation v. Signal Technology  Corporation,  et al:
       This case was filed on September 3, 1998. The Complaint alleges that certain former employees of L-3 Communications now working for the Company unlawfully misappropriated confidential and trade secret information on behalf of the Company and unlawfully induced other L-3 Communications employees to join the Company. L-3 Communications has brought claims for civil conspiracy, tortious interference with prospective and contractual relations, under both the Georgia Deceptive Trade Practices Act and the Uniform Trade Secrets Act. The Company denies the allegations. At present it is too early to evaluate the merits of the action or to predict the likelihood of success. The Company intends to defend the matter fully.

       T-3 Contract:
       The Company is currently committed to a long term contract at its Keltec division (the T-3 contract) for amplifiers for Raytheon. If Raytheon exercises all of its options within this contract, the total value could be in excess of $19 million. The current contract value is $764 thousand. If all options are exercised at current estimated costs and prices, the company's loss could total up to $4 million.

       The Company is currently negotiating with Raytheon for changes that would reduce costs or increase prices and, therefore, any potential losses are not currently estimable. The Company is not accepting options against this contract until mutually agreeable terms are reached with Raytheon.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended June 30, 1998 and 1997
Net sales in the second quarter of 1998 decreased $3.5 million, or 13.7% as compared to the second quarter of 1997. Backlog increased from $83.7 million at March 31, 1998 to $85.8 million at June 30, 1998 on new orders of $24.3 million. This compares to an increase in backlog from $87.8 million to $88.4 million on new orders of $26.3 million in the second quarter of 1997.

The decrease in net sales for the second quarter of 1998 compared to the same period in 1997 was due primarily to lower levels of new orders and also engineering and production problems at the Company's Keltec Operation. New orders have been moderately affected by the economic conditions in Asia with lost or postponed orders from primarily our Korean customers. Government sanctions placed on certain shipments to India and Pakistan have also delayed or cancelled shipments on existing orders as well as postponing new orders. In July the Company replaced the management of its Keltec Operation. Keltec's backlog continued to grow in the second quarter with the most new orders of any of the Company's operations.

Gross profit during the second quarter of 1998 decreased $7.5 million as compared to the second quarter of 1997. Gross profit was adversely effected primarily by contract adjustments and inventory write-downs at the Company's Keltec Operation and to a lesser extent at its California Operation. The impact of these adjustments on gross profit in the second quarter was approximately $7.9 million. The adjustments were a result of an investigation by Corporate management with the aid of its independent accountants into contract and inventory accounting practices at its Keltec Operation. The investigation also necessitates the restatement of fiscal years 1996, 1997 and the first quarter of 1998.

Selling, general and administrative expenses increased $177 thousand or 4.0% as compared to the second quarter of 1997 and as a percentage of net sales increased from 17.4% in 1997 to 21.0% in 1998.

Research and development activities decreased from $157 thousand in the second quarter of 1997 to $82 thousand in the second quarter of 1998. The Company is not currently engaged in any material Company-funded R & D projects, but continues to participate in and to pursue customer-funded development projects and opportunities.

Interest expense was slightly lower, $24 thousand, in the second quarter versus the same period last year as a result of lower average levels of borrowings.

During the quarter the Company recorded a tax benefit of $459 thousand which reflects loss carry backs to the extent available. No future tax benefit resulting from the loss has been recorded because of the uncertainty of realizability.

Results of Operations for the Six Months Ended June 30, 1998 and 1997
Net sales in the first six months of 1998 decreased $6.7 million, or 12.8% as compared to the first six months of 1997. Backlog decreased from $88.7 million at December 31, 1997 to $85.8 million at June 30, 1998 on new orders of $43.0 million. This compares to a decrease in backlog from $89.0 million to $88.3 million on new orders of $51.9 million in the first six months of 1997. The Company believes it has adequate backlog to meet its short-term sales goals and anticipates approximately the same level of orders for the second half of 1998.

Lower than expected new orders in the first half of 1998 has adversely impacted shipment levels at all the Company's operations with the exception of its Keltec Operation. Keltec's shipments were adversely affected by both engineering and production problems. Keltec maintains a high backlog and accounted for over one-third of the Company's new business. New orders throughout the Company have been moderately affected by the economic conditions in Asia with lost or postponed orders from primarily our Korean customers. Government sanctions placed on certain shipments to India and Pakistan have also delayed or cancelled shipments on existing orders as well as postponing new orders.

Gross profit during the first six months of 1998 decreased $7.2 million as compared to the first six months of 1997. Gross profit was adversely effected primarily by contract adjustments and inventory write-downs at the Company's Keltec Operation and to a lesser extent at its California Operation. The impact of contract adjustments and inventory write-downs on gross profit in the first six months was approximately $8.2 million.

Selling, general and administrative expenses increased $576 thousand or 6.4% as compared to the first six months of 1997 and as a percentage of net sales increased from 17.0% in 1997 to 20.8% in 1998.

Research and development activities decreased from $391 thousand in the first six months of 1997 to $128 thousand in the first six months of 1998. The Company is not currently engaged in any material Company-funded R & D projects, but continues to participate in and to pursue customer-funded development projects and opportunities.

Interest expense, $497 thousand, for the first six months of 1998 was approximately the same as the comparable period last year.

Liquidity and Capital Resources
At June 30, 1998, the Company had working capital of $21.9 million as compared to $29.0 million at December 31, 1997. The decrease in working capital resulted primarily from the write-off of inventory at the Company's Keltec Operation and California Operation in the second quarter. The Company's net cash/debt position (loan balances less cash on hand) decreased slightly from $12.8 million at December 31, 1997 to $12.2 million at June 30, 1998. Net cash provided by operating activities during the first six months of 1998 totaled $1.9 million. The primary non-operating uses of cash were add-ons to property, plant and equipment, $758 thousand, and the repurchase of Company stock of $836 thousand under the Company's stock repurchase program. The Company suspended its stock repurchase program in July 1998.

As a result of the restatement of the financial statements discussed above, the Company was in default of several of its loan covenants. The Company and its bank have amended the loan agreement as of October 22, 1998. In the new agreement the bank waives all defaults. Additionally, the amendment increases the interest charged on the revolving credit facility and the real estate term loans from the banks base rate to base rate plus 1/2 % . The amount available for current borrowing is calculated on the Company's eligible receivables as defined in the agreement but not to exceed $15 million. This provision is not anticipated to have a material impact on the Company's cash requirements in the foreseeable future.

As a result of the described above restatements the Company will amend its 1996 and 1997 tax returns and expects to be entitled to tax refunds totaling approximately $2.4 million.

With the exception of the T-3 contract discussed under the Contingencies Note, the Company has no other material potential contract losses or commitments for any acquisitions, product requirements or for capital expenditures at June 30, 1998.

The Company believes it has adequate cash, working capital and available financing facilities to meet its operating and capital requirements for the foreseeable future and to continue its acquisition program.

Impact of Year 2000
Management is aware of the potential software and hardware anomalies associated with the upcoming century change commonly known as the Year 2000 problem. The Company is presently in the second phase of a five stage plan to bring about complete compliance in all of its products, internal systems, and suppliers and thus ensure that there is no disruption of the Company's business at the turn of the century. The Company is evaluating all of its product lines and has so far found no product with an embedded date function which would cause any Y2K exposure.

A comprehensive review of the Company's computer systems, software and internal embedded systems is presently underway and the Company is not aware at this time of any significant year 2000 issues that will not be resolved prior to the year 2000. The Company is ahead of schedule in its corporate-wide plan to achieve compliance by the third quarter of 1999. The projected costs associated with the plan are not expected to have any material effect on the Company's operations or financial position.

At this time, the Company has not developed a "worst case" scenario or an overall year 2000 contingency plan and does not intend to do so unless, as a result of its ongoing year 2000 review, Management believes such plans are warranted. The only contingency planning that is currently set to be implemented will come as a result of a comprehensive survey of the Company's suppliers in order to learn which will be impacted by the Y2K problem. The Company's suppliers are an important component of the Company's success and the Company is undertaking the survey as part of its overall year 2000 plan.

Safe Harbor for Forward-Looking Statements
Forward-looking statements in this document involve known and unknown factors and risks that may cause future period results to be materially different from future performance suggested in this document.

The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and the Company's ability to meet or renegotiate customer demands. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in the future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

Recent Pronouncements
In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of financial statements. The Company has adopted SFAS 130 for fiscal 1998. For all periods presented there was no Comprehensive Income.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements would be provided. The Company is evaluating the disclosure requirements of SFAS 131.

PART II.  OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The annual meeting of shareholders was held on May 5, 1998.

(b)    Not required. See Instruction 3.

(c) Set forth below is a brief description of each matter voted upon at the meeting, including the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, and including a separate tabulation with respect to each nominee for office.

       (i) Election of Directors: Bernard P. O'Sullivan: 5,839,135 votes in favor and 203,125 against Joseph Schneider: 5,829,572 votes in favor and 212,908 against

       (ii) Ratification of the selection of PricewaterhouseCoopers LLP as independent accountants for the fiscal year 1998: 5,949,115 votes in favor, 13,902 votes abstaining and 79,463 against.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index
         27.  Financial Data Schedule.

(b)      Reports on Form 8-K.
         1) Filed August 17, 1998. Company's press release dated August 17, 1998. Charge to earnings and pending restatement.

         2) Filed September 25, 1998. Company's press release dated September 25, 1998. Timing of SEC filings and operational changes.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SIGNAL TECHNOLOGY CORPORATION


                                                 /s/ Robert Nelsen
                                           ------------------------------------
                                               Chief Financial Officer

                                               DATE: October 23, 1998