Form 10-K/A
period 1997-12-31
SIGNAL TECHNOLOGY CORP
filed 1998-11-04
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                              --------------------

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

                 Signal Technology Corporation and Subsidiaries

                      INDEX TO ANNUAL REPORT ON FORM 10-K/A


                                     PART I
                                                                            Page
                                                                            ----
Item 1:    Business                                                            3
Item 2:    Properties                                                          8
Item 3:    Legal Proceedings                                                   9
Item 4:    Submission of Matters to a Vote of Security Holders                10

                                     PART II

Item 5:    Market for the Registrant's Common Equity and
               Related Stockholder Matters                                    10
Item 6:    Selected Consolidated Financial Data                               11
Item 7:    Management's Discussion and Analysis of
               Financial Condition and Results of Operations                  12
Item 8:    Financial Statements and Supplementary Data                        15
Item 9:    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                           32

                                    PART III

Item 10:   Directors and Executive Officers of the Registrant                 33
Item 11:   Executive Compensation                                             33
Item 12:   Security Ownership of Certain Beneficial Owners and Management     33
Item 13:   Certain Relationships and Related Transactions                     33

                                     PART IV

Item 14:   Exhibits, Financial Statement Schedules and Reports on Form 8-K    34
           Signatures                                                         36

                                     PART I

Note: This Form 10-K/A for the year ended December 31, 1997 is being filed, together with Form 10-Q/A for the first quarter ended March 31, 1998 to reflect restatements of the Company's financial statements for the four quarters of 1996, the four quarters of 1997 and the first quarter of 1998. The items set forth below are amended: Items 1,3,6,7,8 and 14(a).

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

The following table sets forth information concerning net sales of the Company's principal classes of applications for the periods indicated:

                                                                         Year Ended December 31
                                    ------------------------------------------------------------------------------------------------
                                                 1997                             1996                             1995
                                            (As restated)                     (As restated)
                                    ------------------------------------------------------------------------------------------------
(dollars in thousands)                    $               %                $                %                 $              %
------------------------------------------------------------------------------------------------------------------------------------
Defense                                    $67,945        67  %             $73,266         65  %              $57,691         64  %
Space                                       10,602        10                  7,115          6                   3,675          4
Communication                               23,692        23                 32,683         29                  28,362         32
------------------------------------------------------------------------------------------------------------------------------------
Total                                     $102,239       100  %            $113,064        100  %              $89,728        100  %
====================================================================================================================================


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

The Company's principal customers are prime contractors and military agencies of the United States government and certain foreign countries. With the exception of Raytheon Company, which accounted for 20%, 22%, and 14% of the Company's net sales in 1997, 1996, and 1995, respectively, the loss of any customer would not have a material adverse effect on the Company.

The following table sets forth information concerning net sales of the Company's
products  to  categories  of  customers  and  geographic   markets.   The  sales
information  includes  direct sales by the Company to the customer or market and indirect sales to prime contractors selling to the customer or market.

                                                                       Year Ended December 31
                                     --------------------------------------------------------------------------------------------
                                               1997                          1996                             1995
                                           (As restated)                (As restated)
                                     --------------------------------------------------------------------------------------------
(dollars in thousands)                     $            %             $               %                $                %
---------------------------------------------------------------------------------------------------------------------------------
U.S. government
      Military                             $77,117       65  %         $74,463         66    %           $62,682          70  %
      Non-Military                             792        1              2,988          3                  3,100           3
U.S. Commercial                              7,510       16             17,441         15                  9,211          10
International
      Military                              14,420       16             11,343         10                  9,742          11
      Commercial                             2,400        2              6,829          6                  4,993           6
---------------------------------------------------------------------------------------------------------------------------------
Total                                     $102,239      100  %        $113,064        100    %           $89,728         100  %
=================================================================================================================================

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

                                                                            Year Ended December 31
                                                   -------------------------------------------------------------------------
(dollars in thousands)                                           1997                    1996                    1995
----------------------------------------------------------------------------------------------------------------------------
Company-funded                                                   $777                    $522                  $1,610
Customer-sponsored                                              1,787                   4,820                   3,602
----------------------------------------------------------------------------------------------------------------------------
Total                                                          $2,564                  $5,342                  $5,212
============================================================================================================================

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

Backlog

At December 31, 1997 and 1996, the Company had a backlog of unshipped firm orders of $88,699 and $89,063, respectively. The Company expects to ship all of the December 31, 1997 backlog within 1998, except for approximately $10,563 which will be shipped in later periods.

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

Item 2   Properties

The Company's principal executive offices are located in Danvers, Massachusetts. The Company's principal operating facilities, containing light manufacturing and associated engineering and support services are located in four states:

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

Sunnyvale Indemnification Claim:

A third party has filed a suit against the Company alleging that it has a contractual duty to indemnify the third party for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of the third party. The indemnification claim was recently dismissed at the trial level, but may be the subject of an eventual appeal. The Company believes the dismissal will be upheld and also has counterclaims it continues to assert. The Company also believes that the ultimate disposition will not materially affect its financial position or results of operations.

DeCoursey v. Signal Technology Corporation: This case was filed on August 25, 1998. The Complaint alleges that the Company and its former president, Dale Peterson, violated ss. 10(b) of the Exchange Act and Rule 10b-5. The Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading arising from alleged accounting irregularities that were unreported. The case is in the initial stages, and the Court has not designated a lead plaintiff or lead law firm as required by the Private Securities Litigation Reform Act. Until it does so, the Company has no obligation to respond to the Complaint. At present it is too early to evaluate the merits of the action or to predict the likelihood of success. The Company intends to defend the matter fully.

L-3 Communications Corporation v. Signal Technology Corporation, et al: This case was filed on September 3, 1998. The Complaint alleges that certain former employees of L-3 Communications now working for the Company unlawfully misappropriated confidential and trade secret information on behalf of the Company and unlawfully induced other L-3 Communications employees to join the Company. L-3 Communications has brought claims for civil conspiracy, tortious interference with prospective and contractual relations, under both the Georgia Deceptive Trade Practices Act and the Uniform Trade Secrets Act. The Company denies the allegations. At present it is too early to evaluate the merits of the action or to predict the likelihood of success. The Company intends to defend the matter fully.

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
                                                                    1997                                1996
                                                       -----------------------------------------------------------------------
                                                             High             Low              High                Low
------------------------------------------------------------------------------------------------------------------------------
First Quarter                                             $  8 7/16       $  6 1/2          $  7 7/8           $  5 1/4
Second Quarter                                               8 1/4           6 1/8             9 3/4              6 7/8
Third Quarter                                                7 5/8           5 5/8             7 7/8              5
Fourth Quarter                                               7               4 5/8             8 5/8              7 1/4
==============================================================================================================================


There were approximately 90 holders of record of the Company's Common Stock on March 18, 1998. The closing price per share of the Company's Common Stock on March 18, 1998 as reported on the AMEX was $6.00. As of August 17, 1998 the American Stock Exchange halted trading on the Company's stock. The Company anticipates trading to resume upon filing of the Company's Form 10-K /A for the year ending December 31, 1997 and the Company's Form 10-Q/A for the first quarter 1998.

The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in operations and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6            Selected Consolidated Financial Data


 SELECTED CONSOLIDATED FINANCIAL DATA
 (in thousands, except per share amounts)                          -----------------------------------------------------------------
                                                                       1997          1996        1995           1994          1993
                                                                   (As restated) (As restated)
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net sales                                                            $ 102,239     $ 113,064    $  89,728     $  93,094    $  97,054
====================================================================================================================================
Operating income(1)                                                         76         4,252        1,040         6,685        8,337
Income (loss) before taxes                                                (994)        2,907         (123)        5,839        7,890
Net income (loss)                                                         (657)        1,698         (269)        3,562        4,930
Net income (loss) per share(1):
          Basic                                                          (0.09)         0.24        (0.04)         0.53         0.80
          Diluted                                                    $   (0.09)    $    0.22    $   (0.04)    $    0.48    $    0.70
------------------------------------------------------------------------------------------------------------------------------------
Shares used in calculating net income (loss) per share:
          Basic                                                          7,268         7,076        6,880         6,752        6,162
          Diluted                                                        7,268         7,676        6,880         7,362        6,997

         (1) In 1995,  includes  restructuring  expense of $779 or $ (0.07) per share.
====================================================================================================================================
FINANCIAL POSITION
Current assets                                                       $  42,670     $  47,096    $  46,421     $  39,216    $  33,756
Current liabilities                                                     13,631        16,065       15,682        12,035       15,459
Total assets                                                            62,840        65,644       66,117        58,431       55,124
Long-term debt, less current maturities                                 13,408        13,408       17,283        12,903       10,032
Total debt                                                              13,888        14,729       17,658        13,278       10,407
Stockholders' equity                                                    34,274        34,362       31,944        31,913       28,086
Shares outstanding at year-end                                           7,417         7,172        6,949         6,827        6,711
Book value per share                                                 $    4.62     $    4.79    $    4.60     $    4.67    $    4.19
------------------------------------------------------------------------------------------------------------------------------------
SELECTED DATA
New orders                                                           $ 101,875     $ 103,829    $ 110,656     $  90,249    $  78,109
Year-end backlog                                                     $  88,699     $  89,063    $  92,837     $  65,998    $  64,489
Employees at year-end                                                      817           993          894           854          996
Revenue per employee                                                 $     125     $     114    $     100     $     109    $      97
------------------------------------------------------------------------------------------------------------------------------------


Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Restatement Adjustments

The Company has restated its consolidated financial statements for fiscal years 1996 and 1997 and for the first fiscal quarter of 1998. As announced in the Company's August 17, 1998 press release, the adjustments were a result of an investigation by corporate management with the aid of its independent accountants and outside counsel at its Keltec Operation. The restatements were required to reverse contract revenue recorded in advance of shipment, to recognize losses on contracts when they were estimable and probable and to reduce inventory to its net realizable value. Certain transactions which were reversed have been recorded as revenues in later periods. The consolidated financial statements and related notes to consolidated financial statements set forth in this Form 10-K/A reflect all such restatements through December 31, 1997. A summary of the impact of such restatements for the years ended December 31, 1997 and 1996 can be found in Note 1.(a) of the Notes to Consolidated Financial Statements.

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

Results of Operations for the Years Ended December 31, 1997, 1996 and 1995

Net sales decreased approximately 10% in 1997 compared to 1996. Backlog decreased to $88.7 million from $89.1 million at the end of 1996 on new orders of $101.9 million in 1997 compared to $103.8 million in 1996. The Company's Keltec Operation, also its largest operation, accounted for 42% of the decrease. Shipments at the Keltec Operation were adversely impacted by production inefficiencies including key material shortages throughout the year as well as management turnover. The Company has taken steps to correct the problems, but does not expect significantly improved results until 1999.

Net sales in 1996 compared to 1995 increased approximately 26% overall. Net sales in defense electronic applications increased 27% while net sales in Space and Communications grew 94% and 15% respectively. High levels of bookings in 1995 and 1996 contributed to the sales growth.

Gross profit as a percentage of net sales decreased to 17.6% in 1997 from 21.3% in 1996. Gross profit was adversely affected by lower shipment levels at its Keltec Operation and the costs associated with the inefficiency mentioned above. Both the Keltec Operation and Arizona Operation experienced additional costs associated with several development contracts and contributed significantly to the decrease in gross profit.

From 1995 to 1996, gross profit as a percentage of net sales dropped from 21.9% to 21.3%. The slight decrease in the gross profit percentage can be attributed to higher than expected costs on development contracts. Higher net sales accounted for the increase in the amount of gross profit for 1996.

Selling, general and administrative expenses decreased to approximately $17.1 million for the year ended December 31, 1997 from $19.3 million for 1996 and $16.2 million for 1995. As a percentage of sales, these expenses were 16.8% in 1997, 17.0% in 1996 and 18.1% in 1995. While net sales decreased 10% the Company was able to obtain a slight decrease in SG&A as a percentage of sales from 1996 to 1997 as a result of administrative cost reductions, primarily in reduced personnel. The Company had a total of 817 employees at the end of 1997 versus 993 at the end of 1996.

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

The benefit for income taxes in 1997 was $337 thousand on a pretax loss of $994 thousand. The effective tax rate was (33.9%) in 1997 compared to 41.6% in 1996 and 118.7% in 1995. In 1995, the effective tax rate was adversely effected by the non-deductibility of goodwill and the restriction on carry forward of state tax loses.

Liquidity and Capital Resources

The Company's primary source of liquidity in both 1997 and 1996 was cash flow from operations, $4.9 million and $6.1 million respectively. Primary sources of liquidity in 1995 arose from cash flow from the operations, $813 thousand, and additional bank borrowings of $4.8 million. The bank borrowing arrangement requires the Company to maintain certain minimum balances and ratios, the most significant of which requires the maintenance of a minimum net worth. At December 31, 1997 and at various dates throughout the year the Company was not in compliance with certain covenants as a result of its losses in the second and third quarters. The Company has obtained waivers with respect to the non-compliance as of December 31, 1997.

The Company and its bank have amended the loan agreement as of October 22, 1998. Among other changes, the amendment increases the interest charged on the revolving credit facility and the real estate term loans from the bank's base rate to base rate plus 1/2%. The amount available for current borrowing is calculated on the Company's eligible receivables as defined in the agreement but not to exceed $15 million. This provision is not anticipated to have a material impact on the Company's cash requirements in the foreseeable future.

At December 31, 1997, the Company had working capital of $29.0 million, including cash of $1.1 million, as compared to working capital and cash of $31.0 million and $1.9 million, respectively at December 31, 1996. In 1997, additions to property, plant and equipment accounted for most of the cash used by investing activities, $5.4 million and includes approximately $2.4 million for the purchase of its Beverly Massachusetts facility, formally under lease. The Company had no expenditures for acquisitions and related costs in 1997 and used cash in 1996 and 1995 of $1 million and $4.1 million respectively.

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

Item 8            Financial Statements and Supplementary Data


                 Signal Technology Corporation and Subsidiaries
                      Consolidated Statements of Operations


                                                               Year ended December 31,
                                                            1997         1996        1995
                                                            (As          (As
(amounts in thousands, except per share data)            restated)    restated)
-------------------------------------------------------------------------------------------
Net sales                                                $ 102,239    $ 113,064   $  89,728
Cost of sales                                               84,247       89,020      70,051
-------------------------------------------------------------------------------------------
Gross profit                                                17,992       24,044      19,677
Selling, general and administrative expenses                17,139       19,270      16,248
Research and development expenses                              777          522       1,610
Restructuring expense                                         --           --           779
-------------------------------------------------------------------------------------------
Operating income                                                76        4,252       1,040
Interest expense                                             1,070        1,345       1,163
-------------------------------------------------------------------------------------------
Income (loss) before income taxes                             (994)       2,907        (123)
-------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                          (337)       1,209         146
-------------------------------------------------------------------------------------------
Net income (loss)                                        $    (657)   $   1,698   $    (269)
===========================================================================================

Net income (loss) per share
   Basic                                                 $    (0.09)  $    0.24   $   (0.04)
   Diluted                                               $    (0.09)  $    0.22   $   (0.04)
===========================================================================================

Shares used in calculating net income (loss) per share
   Basic                                                     7,268        7,076       6,880
   Diluted                                                   7,268        7,676       6,880
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements

                                        Signal Technology Corporation and Subsidiaries
                                                  Consolidated Balance Sheets


                                                                                                  December 31,

(dollar amounts in thousands)                                                             1997                   1996
                                                                                      (As restated)          (As restated)
------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets;
Cash                                                                                       $1,127                 $1,870
Accounts receivable, net of allowance for doubtful
     accounts of $159 in 1997 and $170 in 1996                                             15,901                 18,383
Inventories                                                                                20,205                 23,103
Deferred income taxes                                                                       2,327                  2,989
Other current assets                                                                        3,110                    751
------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                       42,670                 47,096
------------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                         16,400                 14,310
Intangibles assets, net                                                                     2,924                  3,374
Other assets                                                                                  846                    864
------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                               62,840                 65,644
==============================================================================================================================

LIABILITIES
Current liabilities:
Current maturities of long-term debt                                                          480                  1,321
Accounts payable                                                                            5,354                  5,289
Accrued expenses                                                                            6,620                  8,112
Income taxes payable                                                                           --                    295
Customer advances                                                                           1,177                  1,048
------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  13,631                 16,065
------------------------------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                       1,527                  1,809
Long-term debt, net of current maturities                                                  13,408                 13,408
------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred  stock,  $0.01 par value;  5,000,000  shares  authorized;  none issued
Common stock, $0.01 par value; 30,000,000 authorized;
     7,423,040  shares in 1997 and 7,171,506 shares in 1996 issued and 7,417,040 shares in 1997 and 7,171,506 shares
     in 1996 outstanding                                                                       74                     72
Additional paid-in-capital                                                                 12,693                 12,095
Retained earnings                                                                          21,538                 22,195
------------------------------------------------------------------------------------------------------------------------------
                                                                                           34,305                 34,362
Less treasury stock; 6,000 shares in 1997, at cost                                            (31)                    --
------------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                 34,274                 34,362
Total liabilities and stockholder's equity                                                $62,840                $65,644
==============================================================================================================================

                     The accompanying notes are an integral part of the consolidated financial statements.

                                           Signal Technology Corporation and Subsidiaries
                                           Consolidated Statements of Stockholders' Equity

                                                       Years ended December 31, 1997, 1996 and 1995
                                ----------------------------------------------------------------------------------------------------
                                     Common Stock                                                   Treasury Stock
                                ----------------------  Additional                               --------------------     Total
                                  Shares                 Paid-in       Unearned      Retained                Amount    Stockholders'
(dollar amounts in thousands)     Issued      Amount     Capital     Compensation    Earnings      Shares    at Cost      Equity
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1994                6,826,592    $   68     $ 11,187     $     (108)    $ 20,766        --      $   --      $   31,913
Exercise of stock options          122,091         1          245                                                               246
Unearned compensation                                                         54                                                 54
Net loss                                                                               (269)                                 (269)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1995                6,948,683        69       11,432            (54)      20,497        --          --          31,944
Exercise of stock options          222,823         3          663                                                               666
Unearned compensation                                                         54                                                 54
Net income (restated)                                                                   1,698                                 1,698
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1996 (restated)     7,171,506        72       12,095           --         22,195        --          --          34,362
Exercise of stock options          246,534         2          566                                                               568
Issuance of common stock             5,000      --             32                                                                32
Stock repurchase program                                                                         (6,000)        (31)            (31)
Net loss (restated)                                                                      (657)                                 (657)
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1997 (restated)     7,423,040    $   74     $ 12,693     $     --       $ 21,538    (6,000)     $  (31)     $   34,274
====================================================================================================================================

                        The accompanying notes are an integral part of the consolidated financial statements.

                 Signal Technology Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                          (dollar amounts in thousands)
                                                                       Years ended December 31,
                                                                    1997       1996         1995
                                                                    (As        (As
                                                                 restated)   restated)
--------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                $   (657)   $  1,698    $   (269)
Adjustments to reconcile net income to net cash provided
        by operations:
  Depreciation                                                      3,292       3,368       3,527
  Amortization                                                        422         390         186
 (Gain) or Loss on disposal of property, plant and equipment .         10         (95)        (18)
  Unearned compensation                                              --            54          54
  Deferred taxes                                                      380        (186)        (58)
Changes in operating assets and liabilities:
  Accounts receivable                                               2,482      (2,400)        638
  Inventory                                                         2,898       3,941        --
  Other current assets                                             (2,359)        303         (95)
  Accounts payable                                                     65      (1,266)      1,997
  Accrued expenses                                                 (1,492)      2,820        (212)
  Income taxes payable                                               (295)      2,295         (40)
  Customer advances                                                   129      (2,808)        880
--------------------------------------------------------------------------------------------------
Net cash provided by operating activities                           4,875       6,114         813
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisitions and associated costs                                    --        (1,000)     (4,070)
Additions to property, plant and equipment                         (5,404)     (1,960)     (1,584)
Proceeds from disposal of property, plant and equipment                12         356         175
Other                                                                  46         (15)        (45)
--------------------------------------------------------------------------------------------------
Net cash used by investing activities                              (5,346)     (2,619)     (5,524)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                               568         666         246
Proceeds from issuance of stock                                        32        --
Purchase of treasury stock                                            (31)       --          --
Borrowings on bank term note                                        2,980        --          --
Borrowings under bank revolving credit facilities                  33,700      24,029      26,955
Repayment of borrowings under bank revolving credit facilities    (36,200)    (27,529)    (22,200)
Payments of long-term debt                                         (1,321)       (375)       (375)
--------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                     (272)     (3,209)      4,626
--------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                      (743)        286         (85)
Cash, beginning of year                                             1,870       1,584       1,669
Cash, end of year                                                $  1,127    $  1,870    $  1,584

The accompanying notes are an integral part of the consolidated financial statements

                                              18

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1. (a)   Restatement Adjustments

The Company has restated its consolidated financial statements for fiscal years 1996 and 1997 and for the first fiscal quarter of 1998. As announced in the Company's August 17, 1998 press release, the adjustments were a result of an investigation by corporate management with the aid of its independent accountants and outside counsel at its Keltec Operation. The restatements were required to reverse contract revenue recorded in advance of shipment, to recognize losses on contracts when they were estimable and probable and to reduce inventory to its net realizable value. Certain transactions which were reversed have been recorded as revenues in later periods. The consolidated financial statements and related notes to consolidated financial statements set forth in this Form 10-K/A reflect all such restatements through December 31, 1997. A summary of the impact of such restatements for the years ended December 31, 1997 and 1996 is as follows:

Consolidated Statements of Operations
-----------------------------------------------
(in thousands, except per share data)
                                                                Year ended                              Year ended
                                                             December 31, 1997                      December 31, 1996
                                                      Previously              As              Previously              As
                                                       Reported            Restated            Reported            Restated
                                                    ---------------     ----------------    ----------------    ---------------
Net sales                                              $102,279             $102,239            $114,241           $113,064
Gross profit                                             19,704               17,992              24,834             24,044
Operating income                                          1,788                   76               5,042              4,252
Income (loss) before income taxes                           718                 (994)              3,697              2,907
Net income (loss)                                           338                 (657)              2,245              1,698
Net income (loss) per share
    Basic                                                 $0.05               $(0.09)              $0.32              $0.24
    Diluted                                               $0.04               $(0.09)              $0.29              $0.22


Consolidated Balance Sheets
---------------------------------------------------
(in thousands)
                                                               Year ended                              Year ended
                                                             December 31, 1997                      December 31, 1996
                                                      Previously              As              Previously              As
                                                       Reported            Restated            Reported            Restated
                                                    ---------------     ----------------    ----------------    ---------------
Net inventories                                         $22,707              $20,205             $24,293            $23,103
Total current assets                                     44,212               42,670              48,043             47,096
Total assets                                             64,382               62,840              66,591             65,644
Retained earnings                                        23,080               21,538              22,742             22,195
Stockholders' equity                                     35,816               34,274              34,909             34,362


1. (b)   NATURE OF OPERATIONS

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

In June 1997, the Financial Accounting Standards Boards issued Statement of Financial Accounting Standards No. 131 (SFAS 131) "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 requires publicly held companies to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment information to amounts reported in the financial statements would be provided. SFAS 131 is effective in fiscal 1998. The Company is evaluating the disclosure requirements of SFAS 131.

Reclassifications

Certain amounts in the financial statements have been reclassified to conform with the current year's presentation. The reclassification had no impact on previously reported net income.

3.       ACQUISITIONS AND DISPOSALS

In December, 1996, the Company paid $2,342 for certain assets and the assumption of certain liabilities of Military Power Systems, a division of Transistor Devices Inc.

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

Assuming the acquisitions described above had been made on January 1, 1996, the Company's unaudited proforma condensed results of operations would have been as follows:

                                        1996                   1995
       -------------------------------------------------------------------
       Net sales                     $119,064              $100,258
       Net income                      $2,306                  $(81)
       Earnings per share
       Diluted                           $.30                $(0.01)

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

5.       STATEMENTS OF CASH FLOWS
                                                                                           Years ended December 31
                                                                              --------------------------------------------------
                                                                                   1997             1996             1995
          ----------------------------------------------------------------------------------------------------------------------
          Cash paid during period for:
                   Interest                                                       $1,063           $1,392           $1,135
                   Taxes                                                          $1,227             $736             $802
          ----------------------------------------------------------------------------------------------------------------------
          Non cash activity:
                   TDI note payable                                                                  $946
                   Forgiveness of Benecia Promising Note                                                            $1,800
                   Building sold in exchange for note receivable                                     $858
          ======================================================================================================================

6.        INVENTORIES
                                                                                                 December 31
                                                                              --------------------------------------------------
                                                                                        1997                      1996
                                                                                    (As restated)            (As restated)
          ----------------------------------------------------------------------------------------------------------------------
          Raw materials                                                                  $6,239                   $8,225
          Work in progress                                                               17,065                   18,899
          Finished goods                                                                    484                      307
                                                                              --------------------------------------------------
                                                                                         23,788                   27,431
                   Less: unliquidated progress payments                                  (3,583)                  (4,328)
                                                                              --------------------------------------------------
                                                                                        $20,205                  $23,103
          ======================================================================================================================


7.       PROPERTY, PLANT AND EQUIPMENT
                                                                                                 December 31
                                                                              --------------------------------------------------
                                                                                        1997                     1996
          ----------------------------------------------------------------------------------------------------------------------
          Land                                                                             $992                     $592
          Building and improvements                                                       9,793                    7,285
          Machinery and equipment                                                        25,636                   24,217
          Furniture and fixtures                                                          2,753                    2,285
          ----------------------------------------------------------------------------------------------------------------------
                                                                                         39,174                   34,379
          Less accumulated depreciation                                                 (22,774)                 (20,069)
          ----------------------------------------------------------------------------------------------------------------------
          Net property, plant and equipment                                             $16,400                  $14,310
          ======================================================================================================================


8.       ACCRUED EXPENSES
                                                                                                 December 31
                                                                              --------------------------------------------------
                                                                                       1997                      1996
                                                                                                            (As restated)
          ----------------------------------------------------------------------------------------------------------------------
          Accrued payroll & employee benefits                                           $1,939                    $2,151
          Accrued vacation                                                               1,164                     1,293
          Accrued warranty                                                                 772                       833
          Accrued commissions                                                              993                     1,275
          Other accrued expenses                                                         1,752                     2,560
          ----------------------------------------------------------------------------------------------------------------------
                                                                                        $6,620                    $8,112
          ======================================================================================================================

9.       LONG-TERM DEBT AND NOTES PAYABLE
                                                                                                        December 31
                                                                                           -------------------------------------
                                                                                                   1997               1996
          ----------------------------------------------------------------------------------------------------------------------
          Massachusetts Industrial Revenue Bond,
              maturing  in 2009,  interest  at 62% of the  prime  rate plus 1/2%
              effective  interest  rate of 4.7%  and  4.6%,  payable  in  annual
              principal payments of $80                                                               $888               $968
          Bank revolving credit facility                                                             7,000              9,500
          Bank real estate term loan facility                                                        6,000              3,315
          Note payable in connection with acquisition                                                    -                946
          ----------------------------------------------------------------------------------------------------------------------
                                                                                                    13,888             14,729
          Less: current maturities                                                                    (480)            (1,321)
          ----------------------------------------------------------------------------------------------------------------------
                                                                                                   $13,408            $13,408
          ======================================================================================================================

The Massachusetts Industrial Revenue Bond is collateralized by real estate with a net book value of $1,347 at December 31, 1997.

The  Company  has a $15,000  unsecured  bank  revolving  credit  facility,  (the
"Revolver"). The Revolver expires in June 2000, and amounts may be borrowed, paid and reborrowed at the election of the Company through the expiration date. Amounts available under the Revolver are reduced by actual borrowings and outstanding letters of credit. The Company has the option of borrowing under one or more differing interest rate formulas and at December 31, 1997, the weighted average interest rate was 7.57% and 7.81% at December 31, 1996. The Company also pays a quarterly commitment fee at annual rates ranging from 1/8% to 3/8%
depending upon the amount of the unused facility. After reduction for outstanding letters of credit under the Revolver the company has approximately $7,600 available.

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

The Company and its bank have amended the loan agreement as of October 22, 1998. Among other changes, the amendment increases the interest charged on the revolving credit facility and the real estate term loans from the bank's base rate to base rate plus 1/2%. The amount available for current borrowing is calculated on the Company's eligible receivables as defined in the agreement but not to exceed $15 million. This provision is not anticipated to have a material impact on the Company's cash requirements in the foreseeable future.

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

Sunnyvale Indemnification Claim:

A third party has filed a breach of contract suit against the Company alleging that it has a contractual duty to indemnify the third party for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of the third party. The indemnification claim was recently dismissed at the trial level, but may be the subject of an eventual appeal. The Company believes the dismissal will be upheld and also has counterclaims it continues to assert. The Company also believes that the ultimate disposition will not materially affect its financial position or results of operations.

DeCoursey v. Signal Technology Corporation: This case was filed on August 25, 1998. The Complaint alleges that the Company and its former president, Dale Peterson, violated ss. 10(b) of the Exchange Act and Rule 10b-5. The Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading arising from alleged accounting irregularities that were unreported. The case is in the initial stages, and the Court has not designated a lead plaintiff or lead law firm as required by the Private Securities Litigation Reform Act. Until it does so, the Company has no obligation to respond to the Complaint. At present it is too early to evaluate the merits of the action or to predict the likelihood of success. The Company intends to defend the matter fully.

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

T-3 Contract: The Company is currently committed to a long term contract at its Keltec division (the T-3 contract) for amplifiers for Raytheon. The current contract value is $764 thousand. If Raytheon exercises all of its options within this contract, the total value could be in excess of $19 million. Based on an assessment by management in the third quarter of 1998, if all options are exercised at current estimated costs and prices, the Company's loss could total up to $4 million.

The Company is currently negotiating with Raytheon for changes that would reduce costs or increase prices and, therefore, any potential losses are not currently estimable. The Company is not accepting options against this contract until mutually agreeable terms are reached with Raytheon.

11.      INCOME TAXES

                                                                             Years ended December 31
                                                            1997                   1996                     1995
                                                        (As restated)         (As restated)
-----------------------------------------------------------------------------------------------------------------------------
Currently payable (refundable):
     Federal                                                $(717)                 $1,269                       --
     State                                                      0                     174                     $204
-----------------------------------------------------------------------------------------------------------------------------
Deferred:
     Federal                                                 (317)                   (430)                     (50)
     State                                                     63                     196                       (8)
=============================================================================================================================
Provision (benefit) for income taxes                        $(337)                 $1,209                     $146
=============================================================================================================================


The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                                                 Years ended December 31
                                                            -----------------------------------------------------------------
                                                                    1997                   1996                  1995
                                                                (As restated)          (As restated)
-----------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                     (34.0)%             34.0%                   (34.0)%
State income taxes, net of federal benefit                             (7.8)               7.4                     86.3
Benefit from foreign sales corporation                                  ---               (2.4)                     ---
Non-deductible expenses and other                                       7.9                2.6                     66.4
=============================================================================================================================
     Effective tax rate                                               (33.9)%             41.6%                   118.7 %
=============================================================================================================================

Non-deductible expense consists principally of goodwill, depreciation expense resulting from certain of the Company's acquisitions and other amounts not deductible for tax purposes. The tax effect of temporary differences that give rise to the net deferred tax asset and liability are as follows:

                                                                                     December 31
                                                               ---------------------------------------------------------
                                                                           1997                        1996
------------------------------------------------------------------------------------------------------------------------
Net tax asset:
     Net operating losses                                                    $317
     Vacation accrual                                                         417                          $455
     Inventories                                                              776                         1,646
     Warranty                                                                 306                           331
     Deferred compensation                                                    243                           197
     Other                                                                    268                           360
------------------------------------------------------------------------------------------------------------------------
Total                                                                      $2,327                        $2,989
========================================================================================================================

Net tax liability:
     Depreciation                                                          $1,527                        $1,809
------------------------------------------------------------------------------------------------------------------------
Total                                                                      $1,527                        $1,809
========================================================================================================================

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

Information concerning the plans and non-qualified stock options is as follows:

                                                     Available      Option      Option Price         Aggregate        Weighted Avg.
                                                     for Grant      Shares        per Share            Price         Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1994                                       172          1,269     $1.57  -     $7.25          $3,435         $2.71
Options granted                                        (138)           138      3.50  -      5.06             569          4.13
Options canceled                                         75           (105)     1.57  -      7.25            (427)         4.06
Options exercised                                       ---           (122)     1.57  -      2.36            (246)         2.02
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1995                                       109          1,180      1.57  -      7.25           3,331          2.82
Options granted                                        (187)           187      5.25  -      8.25           1,325          7.09
Options canceled                                         80           (102)      1.80  -      8.25           (421)         4.09
Options exercised                                       ---           (223)      1.57  -      4.75           (436)         1.96
Increase in available options, 1992                     500            ---       ---          ---             ---           ---
   Plan
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1996                                       502          1,042      1.57  -      8.25           3,799          3.65
Options granted                                        (175)           250      4.94  -      7.63           1,740          6.96
Options canceled                                        238           (238)     4.25  -      8.25          (1,233)         5.19
Options exercised                                         -           (246)     1.57  -      5.75            (568)         2.31
------------------------------------------------------------------------------------------------------------------------------------
December 31, 1997                                       565            808     $1.57  -     $8.25          $3,738         $4.63
------------------------------------------------------------------------------------------------------------------------------------

A total of 488 options were exercisable at December 31, 1997

The following table summarizes information with respect to stock options outstanding as of December 31, 1997:

         Range of              Outstanding       Weighted-Average         Weighted-Average        Exercisable      Weighted-Average
      Exercise Prices             as of        Remaining Contractual       Exercise Price            as of          Exercise Price
                                12/31/97               Life                                         12/31/97
------------------------------------------------------------------------------------------------------------------------------------

     $1.5700 -      $1.8000          311,020             2.2                    $1.6186               311,020           $1.6186
     $2.0000 -      $3.9400           34,832             3.9                     2.7707                22,332            2.3625
     $4.1880 -      $5.7500           84,750             2.0                     5.1852                50,500            5.2977
     $6.0600 -      $7.0000          200,000             4.2                     6.5078                52,500            6.2708
     $7.2500 -      $8.2500          177,000             3.2                     7.7116                51,750            7.5088
====================================================================================================================================

                                     807,602             3.0                    $4.5887               488,102           $3.1582

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

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions are as follows:

                                                                 1997                   1996 and 1995
                                                          -------------------       ----------------------

                      Risk-free Interest Rates                   6.2%                       6.2%
                      Expected Life                           4.4 years                   4.7 years
                      Volatility                                 0.65                       0.70
                      Dividend Yield                              --                         --

The weighted average fair value of those options granted in 1997, 1996 and 1995 was $4.03, $4.51 and $2.49 respectively.

The following proforma income information has been prepared following the provisions of SFAS No. 123:

    (amounts in thousands except per share data)
----------------------------------------------------------------------------------------------------------
                                                                       1997                  1996
                                                                     (As restated)          (As restated)
                                                                -------------------     -----------------
    Net income (loss) -  proforma                                  $       (1,102)       $         1,498
    Net income (loss) per share - proforma
             (Basic) Diluted                                       $        (0.15)       $          0.20
----------------------------------------------------------------------------------------------------------

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

13.      EARNING PER SHARE

In accordance with the disclosure requirements of SFAS 128, a reconcilation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                             1997                   1996                 1995
                                                      (As restated)          (As restated)
                                                      -------------------    -------------------    ---------------
Numerator - Basic and Diluted EPS
         Net income (loss)                                         $(657)                $1,698              $(269)

Denominator - Basic EPS
         Common shares outstanding                                 7,268                  7,076              6,880
                                                      -------------------    -------------------    ---------------
         Basic earnings (loss) per share                          $(0.09)                 $0.24             $(0.04)
                                                      ===================    ===================    ===============

Denominator - Diluted EPS
         Denominator - Basic EPS                                   7,268                  7,076              6,880

         Effect of Diluted Securities
           Common Stock Options                                       --                    600                 --

Denominator - Diluted EPS                                          7,268                  7,676              6,880
                                                      -------------------    -------------------    ---------------
         Diluted earnings (loss) per share                        $(0.09)                 $0.22             $(0.04)
                                                      ===================    ===================    ===============

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

15.      SEGMENT INFORMATION

The Company is engaged in one industry segment: the engineering, manufacturing and marketing of electronic components and subsystems. The Company distributes its products worldwide. Export sales were $16,820 in 1997, $18,172 in 1996 and $14,785 in 1995. One U.S. customer accounted for 20% of net sales in 1997, 22% in 1996 and 14% in 1995.

16.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following quarterly financial information should be read in conjunction with Notes 1 and 2. The first three quarters in each year consist of thirteen week periods with the fourth quarter ending on December 31.

       As Restated                                       First              Second             Third              Fourth
       1997:                                             Quarter            Quarter            Quarter            Quarter
       -------------------------------------------------------------------------------------------------------------------------
       Net sales                                         $     26,881      $       25,713     $      25,312       $      24,333
       Gross profit                                             5,222               4,197             2,734               5,839
       Operating income (loss)                                    523                (435)           (1,360)              1,348
       Net income (loss)                                          211                (419)             (983)                534
       Net income (loss) per share:
            Basic                                        $       0.03      $        (0.06)    $       (0.14)      $        0.07
            Diluted                                      $       0.03      $        (0.06)    $       (0.14)      $        0.07
       Shares used in calculating
            Net income (loss per share):
            Basic                                               7,187               7.268             7,277               7,333
            Diluted                                             7,714               7.268             7,277               7,663
       -------------------------------------------------------------------------------------------------------------------------
       1996:
       -------------------------------------------------------------------------------------------------------------------------
       Net sales                                         $     22,048      $       26,437     $      31,395       $      33,184
       Gross profit                                             4,405               5,232             6,716               7,691
       Operating income                                            55                 729             1,384               2,084
       Net income (loss)                                         (168)                220               608               1,038
       Net income (loss) per share:
            Basic                                        $      (0.02)     $         0.03     $        0.09       $        0.15
            Diluted                                      $      (0.02)     $         0.03     $        0.08       $        0.13
       -------------------------------------------------------------------------------------------------------------------------
       Shares used in calculating
            Net income (loss per share):
            Basic                                               6,977               7,034             7,136               7,158
            Diluted                                             6,977               7,711             7,652               7,720
       -------------------------------------------------------------------------------------------------------------------------




       As Originally Reported

                                                         First              Second             Third              Fourth
       1997:                                             Quarter            Quarter            Quarter            Quarter
       -------------------------------------------------------------------------------------------------------------------------
       Net sales                                         $     27,082      $       25,474     $      25,639       $      24,084
       Gross profit                                             6,141               4,734             3,875               4,954
       Operating income                                         1,442                 102              (219)                463
       Net income (loss)                                          745                (107)             (320)                 20
       Net income (loss) per share:
           Basic                                         $       0.10      $        (0.01)    $       (0.04)      $        0.00
           Diluted                                       $       0.10      $        (0.01)    $       (0.04)      $        0.00
       Shares used in calculating
           Net income (loss per share):
           Basic                                                7,187               7,268             7,277               7,333
           Diluted                                              7,714               7,268             7,277               7,663
       -------------------------------------------------------------------------------------------------------------------------
       1996:
       -------------------------------------------------------------------------------------------------------------------------
       Net sales                                         $     22,048      $       27,371     $      31,624       $      33,198
       Gross profit                                             4,475               5,151             7,235               7,973
       Operating income                                           125                 648             1,903               2,366
       Net income (loss)                                         (155)                170               995               1,235
       Net income (loss) per share:
           Basic                                         $      (0.02)     $         0.02     $        0.14       $        0.17
           Diluted                                       $      (0.02)     $         0.02     $        0.13       $        0.16
       -------------------------------------------------------------------------------------------------------------------------
       Shares used in calculating
           Net income (loss per share):
           Basic                                                6,977               7,034             7,136               7,158
           Diluted                                              6,977               7,711             7,652               7,720
       -------------------------------------------------------------------------------------------------------------------------

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

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a)(1)            Index to Financial Statements and Financial Statement Schedules                        Page


         Financial Statements for the Years Ended December 31, 1997, 1996 and 1995:
                  Consolidated Statements of Operations                                                   15
                  Consolidated Balance Sheets                                                             16
                  Consolidated Statements of Stockholders' Equity                                         17
                  Consolidated Statements of Cash Flows                                                   18

         Notes to Consolidated Financial Statements                                                       19

         Report of Independent Accountants                                                                37


         Schedule II       Valuation and Qualifying Accounts                                              38

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

10.4     Employee Incentive Stock Option Plan-1982 of the Registrant.*

10.5     1992 Equity Incentive Plan of the Registrant.*

10.6     Signal Technology Corporation 401(k) Plan.*

10.8 Lease dated as of October 18, 1990 by and between Benecia Associates and ST Microwave Corp.*

10.18 Asset Purchase and Sale Agreement by and between Adaptive Power Solutions, L.L.C. and ST Keltec Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated October 12, 1995. *****

10.19 Trade Licence and Purchase and Sale Agreement by and between Western Microwave, Inc. and ST Microwave Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated July 21, 1995. *****

10.20 Purchase and Sale Agreement by and between Tecnetics, Incorporated and ST Keltec Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated September 7, 1995. *****

10.22 Amendment agreement No.1 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of July 20, 1995. *****

10.23 Amendment agreement No.2 to the Second Amendment and Restated Credit Agreement dated as of September 30,1993, with the First National Bank of Boston, dated as of September 30, 1995. *****

Exhibit
Number   Description
--------------------------------------------------------------------------------

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

                              SIGNAL TECHNOLOGY CORPORATION

                              By: \s\  Robert Nelsen
                              --------------------------------------------------
                              Chief Financial Officer

Date:  October 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


       \s\      George E. Lombard                              October 30, 1998
       ---------------------------------------------------
       Chairman, Chief Executive Officer & President


       \s\        Robert Nelsen                                October 30, 1998
       ---------------------------------------------------
       Chief Financial Officer


       \s\      Bernard P. O'Sullivan                          October 30, 1998
       ---------------------------------------------------
       Bernard P. O'Sullivan
       Director


       \s\      Harvey C. Krentzman                            October 30, 1998
       ---------------------------------------------------
       Harvey C. Krentzman
       Director


       \s\      Joseph S. Schneider                            October 30, 1998
       ---------------------------------------------------
       Joseph S. Schneider
       Director


       \s\      Larry L. Hansen                                October 30, 1998
       ---------------------------------------------------
       Larry L. Hansen
       Director

                        Report of Independent Accountants


To the Board of Directors and Stockholders
Signal Technology Corporation


         In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) present fairly, in all material respects, the financial position of Signal Technology Corporation and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As  discussed  in  Note  1.(a)  to  the  accompanying   consolidated   financial
statements, the Company has restated its financial statements for the years ended December 31, 1997 and 1996.


Boston, Massachusetts                                 PricewaterhouseCoopers LLP
October 30, 1998

                                         Schedule II Valuation and Qualifying Accounts

                                                  Years ended December 31, 1997, 1996 and 1995
----------------------------------------------    ------------------------------------------------------------------------------
                                                    Balance at         Charged to         Charged to               Balance at
                                                    Beginning          Costs and             Other                    End
Description                                         of Period           Expenses           Accounts                of Period
--------------------------------------------------------------------------------------------------------------------------------
1995

Inventory reserve..............................        5,065,000            934,000          (1,502,000)(2)           4,497,000


Allowance for doubtful accounts................          166,000             52,000             (52,000)(1)             166,000
--------------------------------------------------------------------------------------------------------------------------------

1996

Inventory reserve..............................        4,497,000          1,308,000          (3,421,000)(2)           2,384,000


Allowance for doubtful accounts................          166,000            164,000            (160,000)(1)             170,000
--------------------------------------------------------------------------------------------------------------------------------

1997  (as restated)

Inventory reserve..............................        2,384,000          1,933,000          (2,588,000)(2)           1,729,000


Allowance for doubtful accounts................          170,000             (8,000)             (3,000)(1)             159,000
--------------------------------------------------------------------------------------------------------------------------------

Notes
 (1) Write-off of bad debts.
 (2) Credit to inventory accounts for previously reserved amounts.