Form 10-Q/A
period 1998-03-31
SIGNAL TECHNOLOGY CORP
filed 1998-11-04
CIK 901119

FORM 10-Q/A

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

                                      INDEX


                                                                           Page
                                                                           ----


PART I - FINANCIAL INFORMATION

         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets                    3
                  Condensed Consolidated Statements of Operations          4
                  Condensed Consolidated Statements of Cash Flows          5
                  Notes to Condensed Consolidated Financial Statements     6-9

         Item 2   Management's Discussion and Analysis of                  10-12
                  Financial Condition and Results of Operations


PART II - OTHER INFORMATION

         Item 6   Exhibits and Reports on Form 8-K                         13


SIGNATURE                                                                  13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         Condensed Consolidated Balance Sheets
                                                    (In thousands)

                                                                             March 31,             December 31, 1997
                                                                               1998                  (As restated)
                                                                           (As restated)
                                                                        --------------------      --------------------
Assets
Cash                                                                             $1,300                    $1,127
Accounts receivable, net                                                         14,488                    15,901
Inventories                                                                      21,306                    20,205
Deferred taxes                                                                    2,327                     2,327
Other current assets                                                              2,767                     3,110
                                                                        --------------------      --------------------
         Total current assets                                                    42,188                    42,670
                                                                        --------------------      --------------------

Property, plant and equipment, net                                               15,956                    16,400
Intangible assets, net                                                            2,818                     2,924
Other assets                                                                        843                       846
                                                                        --------------------      --------------------
         Total assets                                                           $61,805                   $62,840
                                                                        ====================      ====================

Liabilities
Current maturities of long-term debt                                               $480                      $480
Accounts payable                                                                  4,723                     5,354
Accrued expenses                                                                  5,924                     6,620
Customer advances                                                                 1,504                     1,177
                                                                        --------------------      --------------------
         Total current liabilities                                               12,631                    13,631
                                                                        --------------------      --------------------

Deferred income taxes                                                             1,527                     1,527
Long-term debt, net of current maturities                                        13,508                    13,408

Stockholders' Equity
Common stock                                                                         74                        74
Additional paid-in capital                                                       12,782                    12,693
Retained earnings                                                                21,741                    21,538
                                                                        --------------------      --------------------
                                                                                 34,597                    34,305
Less treasury stock                                                                (458)                      (31)
                                                                        --------------------      --------------------
         Total stockholders' equity                                              34,139                    34,274
                                                                        --------------------      --------------------
         Total liabilities and stockholders' equity                             $61,805                   $62,840
                                                                        ====================      ====================



                             The accompanying notes are an integral part of the condensed consolidated financial statements.

                          SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          Condensed Consolidated Statements of Operations
                              (In thousands except per share amounts)

                                                                       Quarter ended
                                                                         March 31,
                                                                1998                   1997
                                                            (As restated)         (As restated)
                                                          ------------------     -----------------

Net sales                                                           $23,687               $26,881
Cost of sales                                                        18,184                21,659
                                                          ------------------     -----------------
Gross profit                                                          5,503                 5,222

Selling, general and administrative expense                           4,864                 4,465
Research and development expense                                         46                   234
                                                          ------------------     -----------------
Operating income                                                        593                   523

Interest expense                                                        255                   234
                                                          ------------------     -----------------
Income before income taxes                                              338                   289

Provision for income taxes                                              135                    78
                                                          ------------------     -----------------

Net income                                                             $203                  $211
                                                          ==================     =================


Net income per share
         Basic                                                        $0.03                 $0.03
         Diluted                                                      $0.03                 $0.03
                                                          ==================     =================

Shares used in calculating net income per share
         Basic                                                        7,411                 7,187
         Diluted                                                      7,663                 7,714
                                                          ==================     =================

                   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Cash Flows
                                                     (In thousands)

                                                                                          Quarter ended
                                                                                            March 31,
                                                                                   1998                    1997
                                                                            --------------------    -------------------

Net cash provided by operating activities                                              $803                   $3,032
                                                                            --------------------    -------------------

Cash flows from investing activities:
       Additions to property, plant and equipment                                      (409)                  (1,310)
       Proceeds from disposal of property, plant and
       Equipment                                                                         14                       --
       Other assets                                                                       3                        1
                                                                            --------------------    -------------------
Net cash used by investing activities                                                  (392)                  (1,309)
                                                                            --------------------    -------------------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                           --                      196
       Proceeds from Employee Stock Purchase Plan                                        89                       --
       Borrowings on bank revolving credit facility                                   8,200                    7,400
       Payments on bank revolving credit facility                                    (7,900)                  (8,800)
       Repurchase of treasury stock                                                    (427)                      --
       Payments of long-term debt                                                      (200)                     (74)
                                                                            --------------------    -------------------
Net cash used by financing activities                                                  (238)                  (1,278)
                                                                            --------------------    -------------------

Net increase in cash                                                                    173                      445

Cash, beginning of period                                                             1,127                    1,870
                                                                            --------------------    -------------------

Cash, end of period                                                                  $1,300                   $2,315
                                                                            ====================    ===================


                              The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes to the Condensed Consolidated Financial Statements
            --------------------------------------------------------


1.       Restatement Adjustments

         The Company has restated its consolidated financial statements for fiscal years 1996 and 1997. As announced in the Company's August 17, 1998 press release, the adjustments were a result of an investigation by Corporate management with the aid of its independent accountants and outside counsel at its Keltec Operation. The restatements are required to record contract and inventory adjustments in the correct periods.

         A summary of the impact of such restatements on the accompanying financial statements is as follows:

Condensed Consolidated Statements of Operations
-----------------------------------------------
(in thousands except per share data)

                                                  Quarter ended                             Quarter ended
                                                 March 31, 1998                             March 31, 1997
                                          Previously             As                Previously                As
                                           Reported           Restated              Reported              Restated
                                         --------------     -------------        ---------------       --------------
Net sales                                   $23,412           $23,687                $27,082               $26,881
Gross profit                                  5,795             5,503                  6,141                 5,222
Operating income                                885               593                  1,442                   523
Income before income taxes                      630               338                  1,208                   289
Net income                                      370               203                    745                   211
Net income per share
      (Basic and diluted)                     $0.05             $0.03                  $0.10                 $0.03



Condensed Consolidated Balance Sheets
-------------------------------------
(in thousands)

                                                  Quarter ended                               Year ended
                                                 March 31, 1998                           December 31, 1997
                                          Previously             As                Previously                As
                                           Reported           Restated              Reported              Restated
                                         --------------     -------------        ---------------       ---------------
Net inventories                             $24,143           $21,306                $22,707               $20,205
Total current assets                         43,940            42,188                 44,212                42,670
Total Assets                                 63,557            61,805                 64,382                62,840
Retained earnings                            23,450            21,741                 23,080                21,538
Stockholders' equity                         35,848            34,139                 35,816                34,274

2. The condensed consolidated financial statements of the Company as of March 31, 1998, and for the three months ended March 31, 1998 and 1997 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements for the fiscal year ended December

       31, 1997, included in the Company's annual report on Form 10-K/A. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

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

       In  accordance   with  the  disclosure   requirements   of  SFAS  128,  a
       reconciliation of the numerator and denominator of both basic and diluted
       EPS is provided as follows:

                                                                         Quarter ended March 31,
                                                                         1998               1997
          Numerator - Basic and Diluted EPS
                   Net income                                             $203               $211
                                                                    ================    ==============

          Denominator - Basic EPS
                   Common shares outstanding                             7,411              7,187
                                                                    ----------------    --------------
                   Basic earnings per share                              $0.03              $0.03
                                                                    ================    ==============

          Denominator - Diluted EPS
                   Denominator - Basic EPS                               7,411              7,187

                   Effect of Diluted Securities
                     Common Stock Options                                  252                527
                                                                    ----------------    --------------

          Denominator - Diluted EPS                                      7,663              7,714
                                                                    ----------------    --------------
                   Diluted earnings per share                            $0.03              $0.03
                                                                    ================    ==============

4. Details of certain balance sheet accounts are as follows:

                                                                                     (In thousands)
                                                                     March 31, 1998              December 31, 1997
                                                                      (As restated)                (As restated)
                                                                 ------------------------    ---------------------------
      Net inventories
      Raw materials                                                      $6,160                         $6,239
      Work in progress                                                   17,493                         17,065
      Finished goods                                                        335                            484
                                                                 ------------------------    ---------------------------
                                                                         23,988                         23,788
      Less: unliquidated progress payments                               (2,682)                        (3,583)
                                                                 ------------------------    ---------------------------
                                                                        $21,306                        $20,205
                                                                 ========================    ===========================
      Property, Plant and Equipment
      Land                                                                 $992                           $992
      Building and improvements                                           9,759                          9,793
      Machinery and equipment                                            25,681                         25,636
      Furniture and fixtures                                              2,808                          2,753
                                                                 ------------------------    ---------------------------
                                                                         39,240                         39,174
      Less accumulated depreciation                                     (23,284)                       (22,774)
                                                                 ------------------------    ---------------------------
      Net property, plant and equipment                                 $15,956                        $16,400
                                                                 ========================    ===========================

5.     Commitments and Contingencies

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended March 31, 1998 and 1997

Net sales in the first quarter of 1998 decreased $3.2 million, or 11.9%, as compared to the first quarter of 1997. Net sales were down in all the Company's operations when compared to the same period last year. The first quarter of 1997 benefited from the high level of orders received during the quarter, $25.6 million, versus $18.7 million during the first quarter of 1998. The Company was moderately affected by the current economic crisis in Asia with anticipated orders, primarily from our Korean customers, either not awarded because of funding cancellations or postponed indefinitely. Backlog decreased to $83.7 million at March 31, 1998. Backlog at December 31, 1997 was $88.7 million.

As compared to the first quarter of 1997, gross profit during the first quarter of 1998 increased $281 thousand and as a percentage of sales, increased from 19.4% to 23.2%. The increased profit percentage can be attributed to both the cost cutting measures taken by the Company during the last half of 1997 as sales levels declined and also higher margin jobs shipped during the first quarter of 1998. As announced in the Company's August 17, 1998 press release, corporate management with the aid of its independent accountants and outside counsel, conducted an investigation into contract and inventory practices at its Keltec Operation. The investigation necessitated the restatement of fiscal years 1996 and 1997 and the first quarter of 1998. The impact of these adjustments on gross profit in the first quarter of 1998 was $292 thousand compared to $919 thousand in the first quarter of 1997.

Selling, general and administrative expense increased $399 thousand and as a percentage of sales increased from 16.6% to 20.5%. Severance pay as a result of layoffs at two of the Company's operations accounted for most of the increase.

Research and development activities decreased from $234 thousand to $46 thousand in the first quarter of 1998 compared to the first quarter of 1997. The Company is not currently engaged in any material Company-funded R & D projects, but continues to participate in and to pursue customer funded development projects and opportunities.

Interest expense was slightly higher, $21 thousand, in the first quarter versus the same period last year and was a result of higher average levels of borrowings.

Liquidity and Capital Resources

At March 31, 1998, the Company had working capital of $29.6 million as compared to $29.0 million at December 31,1997. The Company's net cash/debt (loan balances less cash on hand) remained near constant at $12.7 million versus $12.8 million at December 31, 1997. Net cash provided by operating activities during the first quarter of 1998 totaled $803 thousand. The primary non-operating uses of cash were additions to property, plant and equipment of $409 thousand and the repurchase of Company stock of $427 thousand under the Company's stock repurchase program announced in December 1997.

The Company and its bank have amended the loan agreement as of October 22, 1998. The amendment increases the interest charged on the revolving credit facility and the real estate term loans from the banks base rate to base rate plus 1/2%. The amount available for current borrowing is calculated on the Company's eligible receivables as defined in the agreement but not to exceed $15 million. This provision is not anticipated to have a material impact on the Company's cash requirements in the foreseeable future.

The Company continued its $2 million stock repurchase program through July 1998 at which time it was suspended. As of March 31, 1998, 77,200 shares at a total cost of approximately $458 thousand had been reacquired.

With the exception of the T-3 contract discussed under the Commitments and Contingencies Note, the Company has no other material potential contract losses or commitments for any acquisitions, product requirements or for capital expenditures at March 31, 1998.

The Company believes it has adequate cash, working capital and available financing facilities to meet its operating and capital requirements for the foreseeable future and to continue its acquisition program.

Impact of Year 2000

Management is aware of the potential software and hardware anomalies associated with the upcoming century change commonly known as the Y2K problem. The Company is presently in the second phase of a five stage plan to bring about complete compliance in all of its products, internal systems, and suppliers and thus ensure that there is no disruption of the Company's business at the turn of the century. The Company is evaluating all of its product lines and has so far found no product with an embedded date function which would cause any Y2K exposure.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Reference the accompanying Notes to the Financial Statements, Note 5.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibit Index
          27.  Financial Data Schedule

(b)       Reports on Form 8-K.
          None.


SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                SIGNAL TECHNOLOGY CORPORATION


                                                      /s/ Robert Nelsen
                                                -----------------------------
                                                   Chief Financial Officer

                                                    DATE: October 30, 1998
                                 Page 13 of 13