Form 10-Q
period 1998-09-30
SIGNAL TECHNOLOGY CORP
filed 1998-11-17
CIK 901119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

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

      Class of Common Stock             Outstanding at November 13, 1998
          $.01 Par Value                         7,349,223 shares

                                      INDEX
                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1   Financial Statements
             Condensed Consolidated Balance Sheets                             3
             Condensed Consolidated Statements of Operations                   4
             Condensed Consolidated Statements of Cash Flows                   5
             Notes to Condensed Consolidated Financial Statements            6-9

    Item 2   Management's Discussion and Analysis of Financial             10-13
              Condition and Results of Operations


PART II - OTHER INFORMATION

    Item 6   Exhibits and Reports on Form 8-K                                 14


SIGNATURE                                                                     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                     September 30,  December 31,
                                                          1998          1997
Assets                                                             (As restated)
                                                        --------       --------
Cash                                                    $  1,270       $  1,127
Accounts receivable, net                                  12,488         15,901
Inventories                                               15,745         20,205
Deferred taxes                                             1,527          2,327
Other assets                                               4,090          3,110
                                                        --------       --------
         Total current assets                             35,120         42,670
                                                        --------       --------

Property, plant and equipment, net                        15,144         16,400
Intangible assets, net                                     2,610          2,924
Other assets                                                 839            846
                                                        --------       --------
         Total assets                                   $ 53,713       $ 62,840
                                                        ========       ========

Liabilities
Current maturities of long-term debt                    $    480       $    480
Accounts payable                                           4,011          5,354
Accrued expenses                                           7,828          6,620
Customer advances                                            843          1,177
                                                        --------       --------
         Total current liabilities                        13,162         13,631
                                                        --------       --------

Deferred income taxes                                      1,527          1,527
Long-term debt, net of current maturities                 12,908         13,408

Commitments and contingencies

Stockholders' Equity
Common stock                                                  75             74
Additional paid-in capital                                12,947         12,693
Retained earnings                                         13,994         21,538
                                                        --------       --------
                                                          27,016         34,305
         Less treasury stock                                (900)           (31)
                                                        --------       --------
         Total stockholders' equity                       26,116         34,274
                                                        --------       --------
         Total liabilities and stockholders' equity     $ 53,713       $ 62,840
                                                        ========       ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                                           SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           Condensed Consolidated Statements of Operations
                                               (In thousands except per share amounts)

                                                                           Quarter ended                   Nine months ended
                                                                            September 30                      September 30
                                                                      1998              1997              1998              1997
                                                                                    (As restated)                      (As restated)
                                                                   -------------    -------------    -------------     -------------
Net sales                                                            $ 22,766         $ 25,312          $ 68,643          $ 77,906
Cost of sales                                                          16,863           22,578            60,552            65,753
                                                                     --------         --------          --------          --------
Gross profit                                                            5,903            2,734             8,091            12,153

Selling, general and administrative expense                             5,585            3,833            15,101            12,773
Research and development expense                                           32              261               160               652
                                                                     --------         --------          --------          --------
Operating income (loss)                                                   286           (1,360)           (7,170)           (1,272)

Interest expense                                                          201              277               698               777
                                                                     --------         --------          --------          --------
Income (loss) before income taxes                                          85           (1,637)           (7,868)           (2,049)

Benefit from income taxes                                                --               (654)             (324)             (858)
                                                                     --------         --------          --------          --------

Net income (loss)                                                    $     85         $   (983)         $ (7,544)         $ (1,191)
                                                                     ========         ========          ========          ========
Net income (loss) per share
     Basic                                                           $   0.01         $  (0.14)         $  (1.02)         $  (0.16)
     Diluted                                                         $   0.01         $  (0.14)         $  (1.02)         $  (0.16)
                                                                     ========         ========          ========          ========

Shares used in calculating net income (loss)
   per share
     Basic                                                              7,349            7,277             7,364             7,244
     Diluted                                                            7,618            7,277             7,364             7,244
                                                                     ========         ========          ========          ========

                                    The accompanying notes are an integral part of the condensed consolidated financial statements.


                                      SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Cash Flows
                                                      (In thousands)

                                                                                                   Nine months ended September 30,
                                                                                                       1998                  1997
                                                                                                     --------              --------
Net cash provided by operating activities                                                            $  2,349              $  1,303
                                                                                                     --------              --------

Cash flows from investing activities:
       Additions to property, plant and equipment                                                      (1,138)               (2,685)
       Proceeds from disposal of property, plant and equipment                                             39                     3
       Other assets                                                                                         7                    42
                                                                                                     --------              --------
Net cash used by investing activities                                                                  (1,092)               (2,640)
                                                                                                     --------              --------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                                             72                   268
       Proceeds from Employee Stock Purchase Plan                                                         183                  --
       Purchase of treasury stock                                                                        (869)                 --
       Borrowing under bank revolving credit facility                                                  21,100                26,200
       Repayments of borrowings under bank revolving credit
          facility                                                                                    (21,200)              (24,200)
       Payments of long-term debt                                                                        (400)                 (759)
                                                                                                     --------              --------
Net cash (used) provided by financing activities                                                       (1,114)                1,509
                                                                                                     --------              --------

Net increase in cash                                                                                      143                   172

Cash, beginning of period                                                                               1,127                 1,870
                                                                                                     --------              --------

Cash, end of period                                                                                  $  1,270              $  2,042
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

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

            Notes to the Condensed Consolidated Financial Statements

1.   Restatement Adjustments

     The Company has restated its consolidated financial statements for fiscal years 1996 and 1997 and the first quarter of 1998. As announced in the Company's August 17, 1998 press release, the adjustments were a result of an investigation by Corporate management with the aid of its independent accountants and outside counsel at its Keltec Operation. The restatements were required to record contract and inventory adjustments in the correct periods.

       A summary of the impact of such restatements on the accompanying financial statements is as follows:

Condensed Consolidated Statements of Operations
                                                               Quarter ended                        Nine months ended
                                                            September 30, 1997                      September 30, 1997
                                                       Previously              As              Previously              As
                                                        Reported            Restated            Reported            Restated
                                                    ---------------     ----------------    ----------------    ---------------
Net sales                                                  $25,639              $25,312             $78,195            $77,906
Gross profit                                                 3,875                2,734              14,750             12,153
Operating income (loss)                                      (219)              (1,360)               1,325            (1,272)
Income (loss) before income taxes                            (496)              (1,637)                 548            (2,049)
Net income (loss)                                            (320)                (983)                 318            (1,191)
Net income (loss) per share
    (Basic and diluted)                                    $(0.04)              $(0.14)               $0.04            $(0.16)


Condensed Consolidated Balance Sheets

                                                    Year ended
                                                 December 31, 1997
                                          Previously              As
                                           Reported            Restated
                                        ---------------     ----------------
Inventories                                $22,707              $20,205
Total current assets                        44,212               42,670
Total assets                                64,382               62,840
Retained earnings                           23,080               21,538
Stockholders' equity                        35,816               34,274

2. The condensed consolidated financial statements of the Company as of September 30, 1998, and for the nine months ended September 30, 1998 and 1997 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the financial statements for the fiscal year ended December 31,

     1997, included in the Company's annual report on Form 10-K/A. The year end condensed balance sheet data does not include all the disclosures required by generally accepted accounting principles.

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

     In   accordance   with  the   disclosure   requirements   of  SFAS  128,  a
     reconciliation  of the numerator and  denominator of both basic and diluted
     EPS is provided as follows:

                                                                              Quarter ended                Nine months ended
                                                                               September 30,                  September 30,
                                                                           1998            1997             1998            1997
                                                                                      (As restated)                    (As restated)
                                                                      -------------    -------------   -------------   -------------
          Numerator - Basic and Diluted EPS
                   Net income (loss)                                     $    85         $  (983)         $(7,544)         $(1,191)
                                                                         =======         =======          =======          =======

          Denominator - Basic EPS
                   Common shares outstanding                               7,349           7,277            7,364            7,244
                                                                         -------         -------          -------          -------
                   Basic earnings per share                              $  0.01         $ (0.14)         $ (1.02)         $ (0.16)
                                                                         =======         =======          =======          =======

          Denominator - Diluted EPS
                   Denominator - Basic EPS                                 7,349           7,277            7,364            7,244

                   Effect of Diluted Securities
                     Common Stock Options                                    269            --               --               --
                                                                         -------         -------          -------          -------

          Denominator - Diluted EPS                                        7,618           7,277            7,364            7,244
                                                                         -------         -------          -------          -------
                   Diluted loss per share                                $  0.01         $ (0.14)         $ (1.02)         $ (0.16)
                                                                         =======         =======          =======          =======

4.   Details of certain balance sheet accounts are as follows:

                                                                                                       (In thousands)
                                                                                            ---------------------------------------
                                                                                           September 30,              December 31,
                                                                                                1998                      1997
                                                                                                                      (As restated)
                                                                                            -------------             -------------
      Inventories
      Raw materials                                                                             $  3,935                  $  6,239
      Work in progress                                                                            13,908                    17,065
      Finished goods                                                                                 258                       484
                                                                                                --------                  --------
                                                                                                  18,101                    23,788
      Less: unliquidated progress payments                                                        (2,356)                   (3,583)
                                                                                                --------                  --------
                                                                                                $ 15,745                  $ 20,205
                                                                                                ========                  ========

      Property, Plant and Equipment
      Land                                                                                      $    992                  $    992
      Building and improvements                                                                    9,808                     9,793
      Machinery and equipment                                                                     25,464                    25,636
      Furniture and fixtures                                                                       2,896                     2,753
                                                                                                --------                  --------
                                                                                                  39,160                    39,174
      Less accumulated depreciation                                                              (24,016)                  (22,774)
                                                                                                --------                  --------
      Net property, plant and equipment                                                         $ 15,144                  $ 16,400
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

     The Company is continuing to conduct investigations of the facility for soil and groundwater contamination and to operate a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict what additional remediation and the costs thereby, if any, will be required. The Company has been informed by its insurers that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements.

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

     DeCoursey v. Signal Technology Corporation:

     This case was filed on August 25, 1998. The Complaint alleges that the Company and its former chairman, Dale Peterson, violated ss. 10(b) of the Exchange Act and Rule 10b-5. The Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading arising from alleged accounting irregularities that were unreported. The case is in the initial stages, and the Court has not designated a lead plaintiff or lead law firm as required by the Private Securities Litigation Reform Act. Until it does so, the Company has no obligation to respond to the Complaint. At present it is too early to evaluate the merits of the action or to predict the likelihood of success. The Company intends to defend the matter fully.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended September 30, 1998 and 1997

Net sales in the third quarter of 1998 decreased $2.5 million, or 10.1% as compared to the third quarter of 1997. Backlog decreased from $85.8 million at June 30, 1998 to $76.5 million at September 30, 1998 on new orders of $13.5 million. This compares to a decrease in backlog from $88.4 million at June 30, 1997 to $82.1 million at September 30, 1997 on new orders of $19.0 million in the third quarter of 1997.

The decrease in net sales for the third quarter of 1998 compared to the same period in 1997 was due to the Company's Arizona Operation reporting approximately $3 million less sales in the third quarter of 1998 versus the third quarter of 1997 which includes approximately $2 million less sales for space related products. This was offset by modest increases at both the Company's Systems Operation and Keltec Operation.

Gross profit during the third quarter of 1998 increased $3.2 million as compared to the third quarter of 1997. In the third quarter of 1997, the Company experienced gross margin losses at its Keltec Operation as it wrote-off inventory on contract overruns on many of it programs. The Company's Arizona Operation also experienced low margins in the third quarter of 1997 as a result of certain development programs. In the third quarter of 1998, both operations reported improved margins.

Selling, general and administrative expenses increased $1.8 million or 45.7% as compared to the third quarter of 1997 and as a percentage of net sales increased from 15.1% in 1997 to 24.5% in 1998. General and administrative expenses were higher in the third quarter of 1998 primarily as a result of the additional legal and accounting costs associated with the restatement of the financial statements, relocation expenses for new executive employees, as well as severence pay to former executive employees.

Research and development activities decreased from $261 thousand in the third quarter of 1997 to $32 thousand in the third quarter of 1998. The Company is not currently engaged in any material Company-funded R & D projects, but continues to participate in and to pursue customer-funded development projects and opportunities.

Interest expense was lower by $76 thousand in the third quarter of 1998 versus the same period last year as a result of lower average levels of borrowings.

The  Company  recorded  no tax  provision  for the third  quarter  of 1998 as it
utilized  the  future  tax  benefit   resulting  from  the  net  operating  loss
carry forward in the second quarter of 1998.

Results of Operations for the Nine Months Ended September 30, 1998 and 1997

Net sales in the first nine months of 1998 decreased $9.3 million, or 11.9% as compared to the first nine months of 1997. Backlog decreased from $88.7 million at December 31, 1997 to $76.5 million at September 30, 1998 on new orders of $56.4 million. This compares to a decrease in backlog from $89.1 million at December 31, 1996 to $82.1 million at September 30, 1997 on new orders of $70.9 million in the first nine months of 1997.

Lower than expected new orders in the first nine months of 1998 has adversely impacted shipment levels at all the Company's operations with the exception of its Keltec Operation. Keltec's shipments continue to be adversely affected by both engineering and production problems, although third quarter 1998 sales were slightly higher than the same period last year. Keltec maintains a high backlog and accounted for approximately 30% of the Company's new business. New orders throughout the Company have been moderately affected by the economic conditions in Asia with lost or postponed orders from primarily the Company's Korean customers. Government sanctions placed on certain shipments to India and Pakistan have also delayed or cancelled shipments on existing orders as well as postponed new orders.

Gross profit during the first nine months of 1998 decreased $4.1 million as compared to the first nine months of 1997. Gross profit was adversely effected primarily by contract adjustments and inventory write-downs in the first two quarters primarily at the Company's Keltec Operation and to a lesser extent at its California Operation. The impact of contract adjustments and inventory write-downs on gross profit was $8.2 million.

Selling, general and administrative expenses increased $2.3 million or 18.2% as compared to the first nine months of 1997 and as a percentage of net sales increased from 16.4% in 1997 to 22.0% in 1998. The increase in general and administrative expenses was primarily in the third quarter of 1998 compared to 1997 and is primarily legal and accounting costs associated with the restatement of the financial statements, relocation expenses for new executive employees, as well as severence pay to former executive employees.

Research and development activities decreased from $652 thousand in the first nine months of 1997 to $160 thousand in the first nine months of 1998. The Company is not currently engaged in any material Company-funded R & D projects, but continues to participate in and to pursue customer-funded development projects and opportunities.

As a result of lower average levels of borrowings, interest expense was $698 thousand for the first nine months of 1998 compared to $777 thousand for the comparable period last year.

In the second quarter of 1998, the Company recorded a tax benefit of $459 thousand reflecting the loss carry backs to the extent available. No future tax benefit was recorded at the time because of the uncertainty of realizability. The Company utilized a portion of this tax benefit in the third quarter and thus recorded no tax provision on its income.

Liquidity and Capital Resources

At September 30, 1998, the Company had working capital of $22.0 million as compared to $29.0 million at December 31, 1997. The decrease in working capital resulted primarily from the write-off of inventory at the Company's Keltec Operation and California Operation in the second quarter of 1998. The Company's net cash/debt position (loan balances less cash on hand) decreased from $12.8 million at December 31, 1997 to $12.1 million at September 30, 1998. Net cash provided by operating activities during the first nine months of 1998 totaled $2.3 million. The primary non-operating uses of cash were additions to property, plant and equipment totaling $1.1 million and the repurchase of Company stock totaling $869 thousand under the Company's stock repurchase program. The Company suspended its stock repurchase program in July 1998.

As a result of the restatement of the financial statements discussed in Note 1 of Notes to the Condensed Consolidated Financial Statements, the Company was in default of several of its loan covenants. The Company and its bank amended the loan agreement as of October 22, 1998. In the new agreement the bank waived all defaults. Among other changes, the amendment increases the interest charged on the revolving credit facility and the real estate term loans from the bank's base rate to base rate plus 1/2 % . The amount available for current borrowings is calculated on the Company's eligible receivables as defined in the agreement but not to exceed $15 million. This provision is not anticipated to have a material impact on the Company's cash requirements in the foreseeable future.

As a result of the restatements described in Note 1, the Company will amend its 1996 and 1997 tax returns and expects to be entitled to tax refunds totaling approximately $2.4 million.

With the exception of the T-3 contract as discussed under Note 5, Commitments and Contingencies, the Company has no other material potential contract losses or commitments for any acquisitions, product requirements or for capital expenditures at September 30, 1998.

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

A comprehensive review of the Company's computer systems, software and internal embedded systems is presently underway and the Company is not aware at this time of any significant year 2000 issues that will not be resolved prior to the year 2000. The Company is ahead of schedule in its corporate-wide plan to achieve compliance by the third quarter of 1999. As part of its overall plan, the Company is surveying its suppliers to determine their Y2K readiness. The Company's suppliers are an integral part of the Company's success. To the extent the Company believes certain suppliers will not be Y2K compliant, the Company will seek alternate suppliers. The projected costs of $475 thousand associated with the Company's overall plan are not expected to have a material effect on the Company's results of operations or financial position. Costs include Company employee labor, outside consultants and, to a lesser extent, new computer hardware and software required for Y2K compliance. To date, the Company has expended approximately $80 thousand.

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

The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and the Company's ability to meet or renegotiate customer demands. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in its future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

Recent Pronouncements

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of financial statements. The Company has adopted SFAS 130 for fiscal 1998. For all periods presented, net Income (loss) amounts are the same as Comprehensive Income
(loss).

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

                                      SIGNAL TECHNOLOGY CORPORATION



                                      ------------------------------------------
                                                     Robert Nelsen
                                                Chief Financial Officer

                                                DATE: November 13, 1998