Form 10-K
period 1998-12-31
SIGNAL TECHNOLOGY CORP
filed 1999-03-31
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

On March 5, 1999, the aggregate fair value of the Registrant's Common Stock held by non-affiliates was $20,806,665. On March 5, 1999, there were 7,583,661 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Stockholders to be held on May 4, 1999. Certain exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 33-61124) and Form 8-K dated November 24, 1993.

                 Signal Technology Corporation and Subsidiaries

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                                     PART I
                                                                            Page
Item 1.    Business                                                            4
Item 2.    Properties                                                          9
Item 3.    Legal Proceedings                                                  10
Item 4.    Submission of Matters to a Vote of Security Holders                11

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                11
Item 6.    Selected Consolidated Financial Data                               12
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         17
Item 8.    Financial Statements and Supplementary Data                        18
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           38

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 38
Item 11.   Executive Compensation                                             38
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                                         38
Item 13.   Certain Relationships and Related Transactions                     38

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                        39
           Signatures                                                         42

                                     PART I


ITEM I.           BUSINESS

Signal Technology Corporation (the "Company") has restated its consolidated financial statements for fiscal years 1996 and 1997 and the first quarter of 1998. The adjustments were a result of an investigation by the Company's management with the aid of its independent accountants and outside counsel. The restatements were primarily required to record contract revenue and inventory adjustments in the correct periods. The restated results for the years ended 1996 and 1997 have been reflected in Form 10-K/A filed by the Company on October 30, 1998 and for the quarter ended March 31, 1998 in Form 10-Q/A filed by the Company on October 30, 1998. The consolidated financial statements and related notes to consolidated financial statements set forth in this Form 10-K reflect all such restatements.

GENERAL
Signal Technology Corporation (the "Company") designs, develops, manufactures and markets sophisticated electronic components and subsystems that are utilized in a broad range of advanced defense, space and communication applications. The Company's principal strategy for growth is to pursue existing business opportunities at its current operations in the defense, space and communication markets and acquire complementary businesses and product lines. While consolidation continues in the defense industry, the budget down cycle appears to have ended and the Company expects to take advantage of being one of the remaining independent companies in defense electronics.

In 1996, the Company acquired certain product lines and associated assets and backlog of Military Power Systems, a division of Transistor Devices Inc. and sold Benecia Communications Corporation.

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

The Company's core technology involves precision control, management and generation of radio and microwave frequencies and electrical currents. Principal uses for the Company's products include communication networks, satellite communications, electronic countermeasures, intelligence and guidance systems. The Company's major customers are prime government contractors which integrate the Company's products into complex systems sold to agencies of the United States government and to foreign countries. In recent years, changes in the global political situation have resulted in reductions in defense budgets and an increase in United States military reliance upon sophisticated electronic equipment. However, it appears the defense downturn has ceased with budget forecasts flat to slightly increasing in the coming years. In addition, military agencies are seeking to maximize resources by enhancing and upgrading electronic systems on existing platforms. The Company believes that its products are well positioned to take advantage of current defense trends due to its substantial incumbency on key existing programs and platforms. The Company's operating strategy of enhancing its manufacturing and engineering capabilities to improve product quality and reduce cost should also enable it to compete effectively in the future.

STRUCTURE AND ORGANIZATION
The Company was incorporated in 1982 and became a public company in 1993. The Company has five operating divisions; referred to as Arizona, California, Systems, Keltec and Olektron and reports its operations within three segments:
Microwave Components and Subsystems (Arizona, California and

Systems), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron).

PRODUCTS AND CUSTOMERS
The Company's products are integrated into complex electronic systems and subsystems that require precision control, management and generation of radio and microwave frequencies. The Company is dedicated to supplying high quality and highly reliable products that meet rigid customer requirements for performance and on-time delivery, while at the same time being competitively priced.

The following table sets forth information concerning net sales by business segment for years ending December 31:

                                              ----------------------------------
(amounts in thousands)                            1998         1997         1996
----------------------                        ----------------------------------
Microwave Components & Subsystems             $ 51,858     $ 59,362     $ 65,757
Power Management Products                       24,262       25,298       29,788
RF Components & Subsystems                      15,963       17,579       17,519
--------------------------------------------------------------------------------
     TOTAL                                    $ 92,083     $102,239     $113,064
================================================================================

For selected financial data by business segment see ("Segment Information") note 15 to consolidated financial statements. Each of the Company's business segments market products to one or more of the following industries:

DEFENSE
The Company is a leading supplier of sophisticated, state-of-the-art electronic components and systems for missile guidance, airborne and ground based radars, electronic countermeasures (ECM), and electronic intelligence (ELINT). The Company supplies products on key missile programs such as the AMRAAM, Tomahawk, Sparrow, Standard Missile (SM), BAT and PAC3/Patriot missile system. Key programs in ECM include the ALQ-99, ALQ-131, ALQ-135, ALQ-156, ALQ-165 (ASPJ), ALQ-172, ALQ-184, ALQ-211 (SIRFC), IDECM, APR-48A (RFIS), APR-39, ALR-66/67 and Salamandre. Radar programs include MILSTAR, ARINE, GRIFO and a number of active electronically scanned array (AESA) programs. The Company provides microwave and radio frequency (RF) components and subsystems that primarily generate, manage and control frequencies in the range of 1 Khz to 40Ghz. A typical example is a radar jamming system which incorporates a microwave oscillator that generates a signal to render enemy radar ineffective.

Power supply products are typically used for direct electric current (DC) to DC conversion or alternating electric current (AC) to DC conversion, and high or low voltage power at varied currents. For example, power management products would be used to convert 400 Hz AC current generated by an aircraft's generators into the high voltage high current required for the aircraft's radar.

SPACE
The Company provides products for spacecraft and launch vehicles. Principal space applications include satellite communications, intelligence, surveillance and sensing. The Company designs, develops and manufactures frequency components such as isolators, circulators, oscillators and power components such as DC to DC converters. The Company's products are used on satellite-based communication systems such as Globalstar (TM), Iridium (TM), Tempo (TM), GPS (Global Positioning System), SBIRS (Space Based Infared Sensor), HESSI (High Energy Solar Spectroscopic Imager), N.E.A.R. (Near Earth Asteriod Rendezvous), Milstar II and others. Such systems are designed to offer various combinations of voice, data, video, paging and facsimile to telephones and data terminals, environmental astrological experiment results and phenomena data, positioning and locating data and threat detection and warning.

COMMUNICATION
The Company offers a wide selection of communication products including digital switching equipment, transceivers, power supplies, and microwave components. The Company's communication products cover a diverse range of applications such as cellular phone systems, wireless local loop (WLL), digital radios, terrestrial satellite communications (SATCOM)/(VSAT), modems, air traffic control, local area and wide area networks and intelligence gathering. Unlike space and defense electronic applications, sales of communication products are primarily to commercial entities, government agencies and foreign companies rather than to prime contractors on specific programs.

The Company's principal customers are prime contractors and military agencies of the United States government and certain foreign countries. With the exception of Raytheon Company, which accounted for 23%, 20%, and 22% of the Company's net sales in 1998, 1997, and 1996, respectively, the Company believes that the loss of any single customer would not have a material adverse effect on the Company.

The following table sets forth information concerning net sales of the Company's products to categories of customers and geographic markets. The sales information includes direct sales by the Company to the customer or market and indirect sales to prime contractors selling to the customer or market.

                                                 Year Ended December 31
                          ------------------------------------------------------------------
                                   1998                   1997                   1996
                          ------------------------------------------------------------------
(dollars in thousands)       $              %       $              %       $              %
--------------------------------------------------------------------------------------------
U.S. government
  Military                $ 64,599         70%   $ 77,117         75%   $ 74,463         66%
  Non-Military               1,262          1         792          1       2,988          3
U.S. Commercial              7,639          9       7,510          7      17,441         15
International
  Military                  16,689         18      14,420         15      11,343         10
  Commercial                 1,894          2       2,400          2       6,829          6
--------------------------------------------------------------------------------------------
Total                     $ 92,083        100%   $102,239        100%   $113,064        100%
============================================================================================

GOVERNMENT CONTRACTS
A substantial portion of the Company's business is conducted under United States government contracts primarily through subcontracts to prime contractors. These contracts are either competitively bid or sole source contracts. Competitively bid contracts are awarded after a formal bid and proposal competition among suppliers. Sole source contracts are awarded when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors. The majority of the Company's business is competitively bid.

Virtually all of the Company's United States government contracts and subcontracts are fixed price contracts, pursuant to which the Company agrees to develop a product or to manufacture a product for a fixed price and assumes the risk of cost overruns. Substantially all of the Company's net sales are derived from fixed price manufacturing contracts. The Company believes that the risk of cost overruns is lower on fixed price manufacturing contracts than it is on fixed price product development contracts. The Company does participate in fixed price development contracts.

SALES AND MARKETING
The Company markets its products through its own sales force and a network of knowledgeable independent sales representatives and distributors. The Company's sales force is comprised of divisional Vice Presidents, Marketing, regional sales managers, sales personnel and support staff. The Company has independent sales representatives in the U.S. and numerous foreign countries.

The Company's sales managers are responsible for coordinating the independent sales representatives and for having extensive knowledge of government and commercial programs in their respective regions. They also keep the Company's engineering, manufacturing and management personnel advised of possible future trends and requirements of customers.

The key to the Company's sales and marketing strategy is the development of long-term relationships with its customers. This is achieved by regular communications and meetings between Company personnel at all levels and their counterparts in the customer's organization. The Company is active in forming strategic alliances and buying agreements. These activities are critical for providing insight into strategies and for gathering information for product line expansion and acquisitions.

PRODUCT ENGINEERING, MANUFACTURING AND DEVELOPMENT
The Company believes that its success is dependent upon the quality of its product design, engineering, manufacturing and testing capabilities. These capabilities enable the Company to design and engineer products that meet or exceed its customers' demanding specifications for performance and reliability and to manufacture the products at competitive prices. The Company has acquired manufacturing, engineering and testing know-how and technology in connection with its acquisitions at costs that it believes are considerably lower than would have been incurred had the Company developed the know-how and technologies itself.

The Company maintains engineering, product design and manufacturing operations and related support systems at all of its operating facilities. In addition, all operations utilize computer systems for product design and product documentation and to control product performance testing. A key to the Company's ability to reduce manufacturing costs has been the reduction of direct labor through the introduction of automated or semi-automated manufacturing and product testing systems and processes.

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

                                                    Year Ended December 31
                                            ------------------------------------
(dollars in thousands)                        1998           1997           1996
--------------------------------------------------------------------------------
Company-funded                              $  274         $  777         $  522
Customer-sponsored                           1,794          1,787          4,820
--------------------------------------------------------------------------------
Total                                       $2,068         $2,564         $5,342
================================================================================

SOURCES OF RAW MATERIALS
The raw materials and sub-components that the Company requires for the manufacture of its products are generally available from several sources. The
Company purchases some raw materials and components from single sources, but believes it could purchase similar or comparable raw materials from alternative sources of supply on comparable terms. From time to time, the Company experiences minor delays in obtaining raw materials and components; however, such delays have not materially affected its operations.

BACKLOG
At December 31, 1998 and 1997, the Company had a backlog of unshipped firm orders of $64,803 and $88,699, respectively. The Company expects to ship all of the December 31, 1998 backlog within 1999, except for approximately $13,322 which will be shipped in later periods.

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

EMPLOYEES
As of December 31, 1998, the Company had 754 full-time employees at its various divisions. No employees are represented by unions. The Company believes its relations with its employees are good.

INTELLECTUAL PROPERTY
The Company holds a number of patents issued in the United States and certain European countries. While the Company considers its patents to be of some value, the Company believes that its technological position depends primarily on the technical competence and the creative ability of its engineering staff in the areas of product design and manufacturing processes. All of the Company's key personnel are subject to confidentiality agreements. The Company also relies on a combination of copyright and trademark protection with respect to certain of its intellectual property.

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

The Company is required to maintain a United States government facility security clearance at each of its locations. This clearance could be suspended or revoked if the Company is found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay the Company's delivery of its products to customers. Although the Company has adopted policies directed at assuring its compliance with applicable regulations and there have been no suspensions or revocations of any of its facilities, there can be no assurance that the approved status of the Company's facilities will continue without interruption. United States government regulations require a license for the export of advanced weapons systems. Changes in United States government policies towards the export of these systems may impact the Company's international business.

ITEM 2.  PROPERTIES

The Company's principal executive offices are located in Danvers, Massachusetts. The Company's principal operating facilities, containing light manufacturing and associated engineering and support services are located in four states:

Arizona: The Company owns a modern 84,260 square foot building in Chandler.

California:       The Company  leases a modern  54,280  square foot  building in
                  Sunnyvale. The lease does not include utilities, maintenance and repairs, insurance and real estate taxes. The lease expires in 2003. The current annual rent is $670,896 with an average annual escalation of approximately 6.6% through the term of the lease.

Florida: The Company owns a modern 68,000 square foot building in Fort Walton Beach.

Massachusetts:    The  Company  owns a modern  25,000  square  foot  building in
                  Webster and a modern 40,350 square foot building in Beverly.

The Company believes that its properties are in good operating condition and repair and considers its facilities to be suitable and adequate for the Company's current and reasonably foreseeable future activities. The Company believes that there is capacity at the Company's facilities to absorb acquired businesses of a certain size and product lines and/or internal growth. The properties owned by the Company are all subject to either mortgages or industrial revenue bond financing.

ITEM 3.           LEGAL PROCEEDINGS

The Company is involved from time to time in litigation incidental to its business.

WEYMOUTH ENVIRONMENTAL CONTAMINATION
In April 1996, the Company sold its facility in Weymouth, Massachusetts but retained the environmental liability and responsibility associated with groundwater contaminants present at the site. This facility has been classified as a tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DEP"), as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the facility and still present in the groundwater at the facility; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

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

SUNNYVALE INDEMNIFICATION CLAIM
Eaton Corporation has filed a suit against the Company in United States District Court, Northern District of California, alleging that it has a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of Eaton Corporation. The indemnification claim was recently dismissed at the trial level, but may be the subject of an eventual appeal. The Company also believes that the ultimate disposition will not materially affect its financial position or results of operations.

DECOURSEY V. SIGNAL TECHNOLOGY CORPORATION
This class action was filed on August 25, 1998 in the United States District Court for the District of Massachusetts. The Complaint alleges that the Company and its former chief executive officer, Dale Peterson, violated ss. 10(b) of the Security Exchange Act of 1934 and Rule 10b-5 and seeks monetary damages. The Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading as a result of alleged accounting irregularities. The Company intends to defend the matter fully.

L3 COMMUNICATIONS CORPORATION V. SIGNAL TECHNOLOGY CORPORATION, et al
This case was filed on September 3, 1998 in the Superior Court in Fulton County, Georgia. The Complaint alleges that certain former employees of L-3 Communications now working for the Company unlawfully misappropriated confidential and trade secret information on behalf of the Company and unlawfully induced other L-3 Communications employees to join the Company. L-3 Communications has brought claims for civil conspiracy, tortious interference with prospective and contractual relations, under both the Georgia Deceptive Trade Practices Act and the Uniform Trade Secrets Act and seeks monetary damages. The case is in the initial stages. The Company intends to defend the matter fully.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

The Company's Common Stock is listed on the American Stock Exchange ("AMEX"), under the symbol STZ. The high and low closing prices for shares of the Company's Common Stock for the past two years were as follows:

                                          1998                     1997
                                   ---------------------------------------------
                                    High        Low         High          Low
--------------------------------------------------------------------------------
First Quarter                     $ 7          $ 4 3/4     $ 8 7/16      $ 6 1/2
Second Quarter                      6 1/2        5 1/4       8 1/4         6 1/8
Third Quarter                       6 3/8        3 1/2       7 5/8         5 5/8
Fourth Quarter                      3 1/2        2 1/2       7             4 5/8
--------------------------------------------------------------------------------

There were approximately 95 holders of record of the Company's Common Stock on March 5, 1999. The closing price per share of the Company's Common Stock on March 5, 1999 as reported on the AMEX was $ 4 1/8. As of August 17, 1998 the American Stock Exchange halted trading on the Company's stock and trading resumed on November 9, 1998 upon the Company's filing of Form 10-Q for the quarter ended June 30, 1998 on October 23, 1998 and an amended Form 10-K/A for the year ending December 31, 1997 and an amended Form 10-Q/A for the first quarter of 1998 both filed October 30, 1998.

The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in operations and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands,
except per share amounts)                      1998         1997         1996        1995         1994
------------------------------------------------------------------------------------------------------
OPERATIONS
----------
Net sales                                 $  92,083    $ 102,239    $ 113,064   $  89,728    $  93,094
Operating income (loss) (1)                  (6,600)          76        4,252       1,040        6,685
Income (loss) before taxes                   (7,497)        (994)       2,907        (123)       5,839
Net income (loss)                            (7,173)        (657)       1,698        (269)       3,562
Net income (loss) per share (1):
     Basic                                    (0.97)       (0.09)        0.24       (0.04)        0.53
     Diluted                              $   (0.97)   $   (0.09)   $    0.22   $   (0.04)   $    0.48
------------------------------------------------------------------------------------------------------

Shares used in calculating net income
 (loss) per share:
     Basic                                    7,365        7,268        7,076       6,880        6,752
     Diluted                                  7,365        7,268        7,676       6,880        7,362
                          (1) In 1995, includes restructuring expense of $779 or $(0.07) per share
------------------------------------------------------------------------------------------------------

FINANCIAL POSITION
------------------
Current assets                            $  30,707    $  42,670    $  47,096   $  46,421    $  39,216
Current liabilities                          11,006       13,631       16,065      15,682       12,035
Total assets                                 48,983       62,840       65,644      66,117       58,431
Long-term debt, less current maturities       9,928       13,408       13,408      17,283       12,903
Total debt                                   10,408       13,888       14,729      17,658       13,278
Stockholders' equity                         26,487       34,274       34,362      31,944       31,913
Shares outstanding at year-end                7,349        7,417        7,172       6,949        6,827
Book value per share                      $    3.60    $    4.62    $    4.79   $    4.60    $    4.67
------------------------------------------------------------------------------------------------------

SELECTED DATA
-------------
Orders                                    $  68,187    $ 101,875    $ 103,829   $ 110,656    $  90,249
Year-end backlog                          $  64,803    $  88,699    $  89,063   $  92,837    $  65,998
Employees at year-end                           754          817          993         894          854
Revenue per employee                      $     122    $     125    $     114   $     100    $     109
------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As previously reported, the restated results for the years ended 1996 and 1997 have been reflected in Form 10-K/A filed by the Company on October 30, 1998 and for the quarter ended March 31, 1998 in Form 10-Q/A filed by the Company on October 30, 1998. The consolidated financial statements and related notes to consolidated financial statements set forth in this Form 10-K reflect all such restatements. The adjustments were a result of an investigation by the Company's management with the aid of its independent accountants and outside counsel. The restatements were primarily required to record contract revenue and inventory adjustments in the correct periods.

CAUTIONARY NOTE
The Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, (i) trends in the federal defense budget and military reliance upon sophisticated electronic equipment, (ii) the impact upon the Company of loss of customers or sales, (iii) the impact and effects of competition and the Company's continued ability to compete in its markets, (iv) the suitability and adeqacy of the Company's properties for its intended uses, (v) the Company's anticipated policy with respect to dividends, (vi) the incidence, materiality, and frequency of fluctuations in the Company's operating results, (vii) the Company's optimism about improvements in its operating deficiencies, (viii) projected costs of ameliorating risks associated with, and problems caused by, the Year 2000 problem, and (ix) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Annual Report on Form 10-K, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainities including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. government), the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the development of future products, and the risks the Company faces with respect to the Year 2000 problem.

OVERVIEW

The Company's principal business is the design, development, manufacture and marketing of sophisticated electronic components and subsystems. The Company's principal strategy for growth is to pursue existing business opportunities at its current operations in the defense, space and communication markets and acquire complementary businesses and product lines.

The Company has experienced and expects to continue to experience significant fluctuations in its results of operations. Factors that affect the Company's results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and the Company's ability to meet customer requirements. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in its future operating results on a quarterly or annual basis, which would materially and adversely affect the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Net sales for 1998 totaling $92.1 million decreased 10% from 1997 net sales of $102.2 million. Backlog decreased to $64.8 million at the end of 1998 from $88.7 million at the end of 1997 on new orders of $68.2 million in 1998 compared to $101.9 million in 1997. A reduction in orders was the primary reason for the decreased sales in 1998. Orders throughout the Company have been moderately affected by economic conditions in Asia. Government sanctions placed on certain shipments to India and Pakistan have also delayed or cancelled shipments and postponed new orders.

1997 net sales of $102.2 million decreased approximately 10% compared to 1996 net sales of $113.1 million. Backlog decreased to $88.7 million at the end of 1997 from $89.1 million at the end of 1996 on new orders of $101.9 million in 1997 compared to $103.8 million in 1996. The Company's Keltec operation accounted for 42% of the decrease. Shipments at the Keltec operation were adversely impacted by production inefficiencies including key material shortages throughout the year.

For the year ended 1998 gross profit as a percentage of sales decreased to 15.1% from 17.6% in 1997. The decrease in gross profit percentage is attributable to the Company currently recognizing losses on contracts and inventory write-downs taken at the Keltec operation and to a lesser extent the Microwave Components and Subsystems business.

Gross profit as a percentage of net sales decreased to 17.6% in 1997 from 21.3% in 1996. Gross profit was adversely affected by lower shipment levels at its Keltec opeation and the costs associated with the inefficienceis previously discussed. In addition, both Keltec and Arizona operations experienced additional costs associated with several development contracts which contributed significantly to the decrease in gross profit.

Selling, general and administrative expenses increased to $20.2 million for the year ended 1998 from $17.1 million in 1997. The $3.1 million increase was in part due to the Company taking a charge for environmental remediation cost at the Weymouth facility due to a settlement with the State of Massachusetts and a revision to its estimates for future remediation costs. In addition, the Company recognized increased legal and accounting costs associated with the Company's restatement of its 1996 and 1997 financial statements as well as expenses related to the relocation of new executive employees and severance paid to former executive employees.

Selling, general and administrative expenses decreased to approximately $17.1 million for the year ended December 31, 1997 from $19.3 million for the year ended December 31, 1996. As a percentage of sales, these expenses were 16.8% in 1997 and 17.0% in 1996. While net sales decreased, as discussed above, the Company was able to achieve the decrease in selling, general and administrative expenses primarily due to reductions in personnel.

Company-funded research and development for 1998 was $.3 million compared to $.8 million in 1997 and $.5 million in 1996. The Company was not engaged in any significant company-funded research and development efforts during the years 1998, 1997 or 1996.

BUSINESS SEGMENTS

The Company has five operating divisions engaged in the engineering, manufacturing and marketing of electronic components and subsystems. The three operating divisions aggregated into the Microwave Components and Subsystems segment have similar products, production processes and types of customers.

MICROWAVE COMPONENTS AND SUBSYSTEMS
Engaged in the design and manufacture of microwave oscillators, frequency synthesizers and converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

POWER MANAGEMENT PRODUCTS
Engaged in the design and  manufacture  of military  high and low voltage  power
supplies,   DC  to  DC  converters  and  military  high  power   amplifiers  and
transmitters for use in radar systems.

RADIO FREQUENCY (RF) COMPONENTS AND SUBSYSTEMS
Engaged in the design and manufacture of radio frequency and intermediate frequency signal processing components, integrated multi-function devices, and switching systems for the Space, Telecommunications and Military markets.

The following tables display net sales and operating income by business segment for each of the three years ending December 31 which correspond to the segment information presented in Note 15 to the consolidated financial statements.


(amounts in thousands)                         1998          1997           1996
--------------------------------------------------------------------------------
Net Sales
---------                                 --------------------------------------
Microwave Components & Subsystems         $  51,858     $  59,362     $  65,757
Power Management Products                    24,262        25,298        29,788
RF Components & Subsystems                   15,963        17,579        17,519
                                          --------------------------------------
                                          $  92,083     $ 102,239     $ 113,064
                                          --------------------------------------

Operating Income
----------------                          --------------------------------------
Microwave Components & Subsystems         $   2,265     $   2,856     $   4,891
Power Management Products                    (7,401)       (3,676)         (612)
RF Components & Subsystems                    2,127         2,300         1,962
Other (1)                                    (3,591)       (1,404)       (1,989)
                                          --------------------------------------
                                          $  (6,600)    $      76     $   4,252
                                          --------------------------------------

(1) Other is primarily corporate selling, general and administrative expenses that have not been allocated to the business segments.
--------------------------------------------------------------------------------

MICROWAVE COMPONENTS & SUBSYSTEMS - Net sales of Microwave Components and Subsystems decreased by 13% in 1998 compared to 1997 and decreased 10% in 1997 compared to 1996. The principal reason for the 1998 reduction in sales in this segment was a $6.5 million reduction in sales at the Arizona operation caused mainly by the completion of two large contracts in 1997.

Operating income of Microwave components and Subsystems decreased by 21% in 1998 compared to 1997 and 42% in 1997 compared to 1996. The 1998 reduction was caused by a $1.8 million reduction in income at the California operation due to contract losses and sales volume reductions offset by increases in income at the Arizona and Systems operations.

POWER MANAGEMENT PRODUCTS - Net sales of Power Management Products decreased by 4% in 1998 compared to 1997 and by 15% in 1997 compared to 1996. The 1998 reduction was caused by late contract deliveries.

The operating loss of Power Management Products was $7.4 million in 1998 compared to $3.7 million in 1997 and $.6 million in 1996. The loss is attributable to recognizing losses on contracts and inventory write-downs.

RF COMPONENTS & SUBSYSTEMS - Net Sales of RF Components and Subsystems decreased by 9% in 1998 compared to 1997 and 1996. This reduction in 1998 was caused by a reduction in new orders booked in 1998 which was a result of the loss of certain programs and program slippages.

Operating income of RF Components and Subsystems decrease by 8% in 1998 compared to 1997 and increased by 17% compared to 1996. The reduction in 1998 income is mainly attributable to the abovementioned volume reductions.

Interest expense in 1998 decreased to $.9 million from $1.1 million in 1997 and from $1.3 million in 1996. The decreased interest expense reflects slightly lower interest rates and lower levels of borrowings. Total debt decreased to $10.4 million at the end of 1998 from $13.9 million at the end of 1997.

The benefit for income taxes in 1998 was $.3 million on a pretax loss of $7.5 million. The effective income tax rate was (4.3%) benefit in 1998 as compared to (33.9%) benefit in 1997 and 41.6% provision in 1996. At December 31, 1998 the Company has a valuation allowance of $2.2 million to reserve for the Company's deferred tax asset because it is more likely than not that the deferred tax asset may not be realized. At December 31, 1998 the Company had refundable income taxes of $2.3 million. The Company expects refunds of approximately $2 million to be collected during the second and third quarters of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of liquidity during 1998, 1997 and 1996 was cash flow from operations, totaling $6.9 million, $4.9 million and $6.1 million respectively.

The Company's borrowing arrangement requires the Company to maintain certain minimum balances and ratios, the most significant of which requires the maintenance of a minimum net worth. At various dates throughout the year the Company was not in compliance with certain covenants and the Company obtained waivers with respect to such non-compliance. The Company was in compliance at year end December 31, 1998. The Company and its bank have amended the loan agreement as of October 20, 1998. Among other changes, the amendment increases the interest charged on the revolving credit facility and the real estate term loans from the bank's base rate to base rate plus 1/2%. The amount available for current borrowing is calculated on the Company's eligible receivables as defined in the loan agreement but not to exceed $15 million. This provision is not anticipated to have a material impact on the Company's cash requirements in the foreseeable future.

At December 31, 1998, the Company had working capital of $19.7 million, including cash of $2.4 million, as compared to working capital and cash of $29.0 million and $1.1 million, respectively at December 31, 1997. In 1998, the Company paid back borrowings under the Company's revolving credit facility of $3.0 million and purchased $.9 million of treasury stock. In 1997, additions to property, plant and equipment accounted for most of the cash used by investing activities, $5.4 million, and includes approximately $2.4 million for the purchase of its Beverly Massachusetts facility, formerly under lease. The Company had no expenditures for acquisitions and related costs in 1998 or 1997 and used cash in 1996 of $1 million for such purposes.

The Company continues to investigate acquisition opportunities in complementary businesses, product lines and markets, but has no agreements, understandings or commitments for additional acquisitions at this time. The Company believes that it has adequate cash, working capital and available financing facilities to meet its operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

IMPACT OF YEAR 2000

Management is aware of the potential software and hardware anomalies associated with the upcoming date change commonly known as the Year 2000 problem (Y2K). A comprehensive review of the Company's computer systems, software and internal embedded systems has been undertaken and the Company is not aware at this time of any significant year 2000 issues that will not be resolved prior to the year 2000. The Company is on schedule in its corporate-wide plan to achieve compliance by the third quarter of 1999.

The Company is presently in the third phase of a five-phase plan to bring about complete compliance in all of its products, internal systems, and suppliers and thus mitigate against disruption of the Company's business at the turn of the century. The five phases of the Company's plan are Awareness, Assessment, Remediation, Testing, and Implementation. Awareness and Assessment have been completed at this time. Remediation, the phase that the Company is presently in, is scheduled to be completed by the end of April 1999. Testing, the fourth phase, is scheduled to be completed by the end of June 1999. The last phase, Implementation, is scheduled to be completed in September 1999. All of these different phases overlap each other. The areas of focus are; Products, Computer Software, Computer Hardware, Embedded Systems, and Supplier Compliance. Each of the Company's five operating divisions is separately implementing these phases and because of the varied complexity of the areas of focus at each division, some of the divisions are ahead of the overall schedule.

The Company has evaluated all of its product lines and has found no product with embedded date functions that the company believes would cause any Y2K exposure.

As part of its overall plan, the Company has surveyed its suppliers to determine their Y2K readiness. The Company's understands that its suppliers are an integral part of the Company's success. To the extent the Company believes certain suppliers will not be Y2K compliant, it will seek alternate suppliers.

The projected costs of $475 thousand associated with the Company's overall plan are not expected to have a material effect on the Company's results of operations or financial position. Costs include internal labor, outside consultants and, to a lesser extent, new computer hardware and software required for Y2K compliance. To date, the Company has expended approximately $165 thousand.

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

Risks associated with the Y2K problem include, among other things, (i) failure of systems and software used by the Company's customers which will impact their financial ability to purchase products from the Company, (ii) failure of systems and software used by vendors and third-party service providers upon which the Company relies for outsourced services and products, (iii) Y2K problems with the Company's suppliers which could negatively impact the Company's ability to full fill its own orders promptly, and (iv) errors or failures of systems in which the Company's devices are implemented which could result in improper interfacing or operation of such devices.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on borrowings under its revolving credit facility, which are subject to interest rates based on the banks base rate plus 1/2%. The Company also has a collateralized real estate loan at the bank's base rate and a change in the applicable interest rate on these loans would affect the rate at which the Company could borrow funds.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year ended December 31,
(amounts in thousands,
except per share data)                              1998         1997         1996
----------------------------------------------------------------------------------

Net sales                                      $  92,083    $ 102,239    $ 113,064
Cost of sales                                     78,203       84,247       89,020
----------------------------------------------------------------------------------
Gross profit                                      13,880       17,992       24,044
Selling, general and administrative expenses      20,206       17,139       19,270
Research and development expenses                    274          777          522
----------------------------------------------------------------------------------
Operating income (loss)                           (6,600)          76        4,252
Interest expense                                     897        1,070        1,345
----------------------------------------------------------------------------------
Income (loss) before income taxes                 (7,497)        (994)       2,907
----------------------------------------------------------------------------------
Provision (benefit) for income taxes                (324)        (337)       1,209
----------------------------------------------------------------------------------
Net income (loss)                              $  (7,173)   $    (657)   $   1,698
==================================================================================

Net income (loss) per share
   Basic                                       $   (0.97)   $   (0.09)   $    0.24
   Diluted                                     $   (0.97)   $   (0.09)   $    0.22
==================================================================================

Shares used in calculating net income
 (loss) per share
   Basic                                           7,365        7,268        7,076
   Diluted                                         7,365        7,268        7,676
==================================================================================

The accompanying notes are an integral part of the consolidated financial statements

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                               --------------------
(dollar amounts in thousands
except per share data)                                             1998        1997
-----------------------------------------------------------------------------------
ASSETS
Current assets:
Cash                                                           $  2,366    $  1,127
Accounts receivable, net of allowance for doubtful
     accounts of $332 in 1998 and $159 in 1997                   12,894      15,901
Inventories, net of progress payments                            11,358      20,205
Deferred income taxes                                             1,562       2,327
Refundable income taxes                                           2,319       2,624
Prepaid expenses and other current assets                           208         486
-----------------------------------------------------------------------------------
Total current assets                                             30,707      42,670
-----------------------------------------------------------------------------------

Property, plant and equipment, net                               14,935      16,400
Intangibles assets, net                                           2,505       2,924
Other assets                                                        836         846
-----------------------------------------------------------------------------------
Total assets                                                   $ 48,983    $ 62,840
===================================================================================

LIABILITIES
Current liabilities:
Current maturities of long-term debt                           $    480    $    480
Accounts payable                                                  3,067       5,354
Accrued expenses                                                  7,456       6,620
Customer advances                                                     3       1,177
-----------------------------------------------------------------------------------
Total current liabilities                                        11,006      13,631
-----------------------------------------------------------------------------------

Deferred income taxes                                             1,562       1,527
Long-term debt, net of current maturities                         9,928      13,408

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value;  5,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value; 30,000,000 authorized;
     7,501,323 shares in 1998 and 7,423,040 shares
     in 1997 issued and 7,349,223 shares in 1998
     and 7,417,040 shares in 1997 outstanding                        75          74
Additional paid-in-capital                                       12,947      12,693
Retained earnings                                                14,365      21,538
-----------------------------------------------------------------------------------
                                                                 27,387      34,305
Less treasury stock: 152,100 shares in 1998 and
6,000 shares in 1997, at cost                                      (900)        (31)
-----------------------------------------------------------------------------------
Total stockholders' equity                                       26,487      34,274
-----------------------------------------------------------------------------------
Total liabilities and stockholder's equity                     $ 48,983    $ 62,840
===================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Years ended December 31, 1998, 1997 and 1996
                           -----------------------------------------------------------------------------------------------------
                                 Common Stock                                                  Treasury Stock
                           -----------------------  Additional                             ----------------------     Total
(dollar amounts              Shares                   Paid-in      Unearned     Retained               Amount      Stockholders'
in thousands)                Issued      Amount       Capital    Compensation   Earnings     Shares    at Cost        Equity
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1995          6,948,683   $       69   $   11,432    $      (54)  $   20,497        --   $       --    $   31,944
Exercise of stock options    222,823            3          663                                                             666
Unearned compensation                                                     54                                                54
Net income                                                                          1,698                                1,698
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1996          7,171,506           72       12,095                     22,195        --           --        34,362
Exercise of stock options    246,534            2          566                                                             568
Issuance of common stock       5,000                        32                                                              32
Stock repurchase program                                                                     (6,000)         (31)          (31)
Net loss                                                                             (657)                                (657)
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1997          7,423,040           74       12,693                     21,538                               34,274
Exercise of stock options     36,599            1           74                                                              75
Issuance of common stock      41,684                       180                                                             180
Stock repurchase program                                                                   (146,100)        (869)         (869)
Net loss                                                                           (7,173)                              (7,173)
--------------------------------------------------------------------------------------------------------------------------------
December 31, 1998          7,501,323   $       75   $   12,947    $            $   14,365  (152,100)  $     (900)   $   26,487
================================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Years ended December 31,
                                                    ---------------------------------
(dollar amounts in thousands)                           1998        1997        1996
-------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                   $ (7,173)   $   (657)   $  1,698
Adjustments to reconcile net income (loss) to
  net cash provided by operations:
  Depreciation                                         3,028       3,292       3,368
  Amortization                                           419         422         390
 (Gain) or loss on disposal of property,
  plant and equipment                                     (4)         10         (95)
  Unearned compensation                                   --          --          54
  Deferred taxes                                         800         380        (186)
Changes in operating assets and liabilities:
  Accounts receivable                                  3,007       2,482      (2,400)
  Inventory                                            8,847       2,898       3,941
  Refundable income taxes                                305      (2,205)        104
  Prepaid expenses and other current assets              278        (154)        199
  Accounts payable                                    (2,287)         65      (1,266)
  Accrued expenses                                       836      (1,492)      2,820
  Income taxes payable                                    --        (295)        295
  Customer advances                                   (1,174)        129      (2,808)
------------------------------------------------------------------------------------
Net cash provided by operating activities              6,882       4,875       6,114
------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisitions and associated costs                         --          --      (1,000)
Additions to property, plant and equipment            (1,608)     (5,404)     (1,960)
Proceeds from disposals of property, plant
  and equipment & other                                   59          58         341
------------------------------------------------------------------------------------
Net cash used by investing activities                 (1,549)     (5,346)     (2,619)
------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                   75         568         666
Proceeds from issuance of stock                          180          32          --
Purchase of treasury stock                              (869)        (31)         --
Borrowings on bank term note                              --       2,980          --
Borrowings under bank revolving credit facilities     26,950      33,700      24,029
Repayment of borrowings under bank revolving
  credit facilities                                  (29,950)    (36,200)    (27,529)
Payments of long-term debt                              (480)     (1,321)       (375)
------------------------------------------------------------------------------------
Net cash used by financing activities                 (4,094)       (272)     (3,209)
------------------------------------------------------------------------------------

Net increase (decrease) in cash                        1,239        (743)        286
Cash, beginning of year                                1,127       1,870       1,584
------------------------------------------------------------------------------------
Cash, end of year                                   $  2,366    $  1,127    $  1,870
====================================================================================

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

1. (A)   RESTATEMENT ADJUSTMENTS
The Company has restated its consolidated financial statements for fiscal years 1996 and 1997 and for the first fiscal quarter of 1998. As announced in the Company's August 17, 1998 press release, the adjustments were primarily a result of an investigation by corporate management with the aid of its independent accountants and outside counsel. The restatements were required to reverse contract revenue recorded in advance of shipment, to recognize losses on contracts when they were estimable and probable and to reduce inventory to its net realizable value. Certain transactions which were reversed have been recorded as revenues in later periods when the contract work was completed. The restated results for the years ended 1996 and 1997 have been reflected in Form 10-K/A filed by the Company on October 30, 1998 and for the quarter ended March 31, 1998 in Form 10-Q/A filed by the Company on October 30, 1998. The consolidated financial statements and related notes to consolidated financial statements set forth in this Form 10-K reflect all such restatements. A summary of the impact of such restatements for the years ended December 31, 1997 and 1996 is as follows:

Consolidated Statements of Operations
-------------------------------------
(in thousands, except per share data)

                                       Year ended               Year ended
                                   December 31, 1997        December 31, 1996
                                 Previously      As       Previously      As
                                  Reported    Restated     Reported    Restated
                                 ----------   ---------   ----------   ---------

Net sales                         $ 102,279   $ 102,239    $ 114,241   $ 113,064
Gross profit                         19,704      17,992       24,834      24,044
Operating income                      1,788          76        5,042       4,252
Income (loss) before income
  taxes                                 718        (994)       3,697       2,907
Net income (loss)                       338        (657)       2,245       1,698
Net income (loss) per share
    Basic                         $    0.05   $   (0.09)   $    0.32   $    0.24
    Diluted                       $    0.04   $   (0.09)   $    0.29   $    0.22


Consolidated Balance Sheets
------------------------------------
(in thousands)

                                                             Year ended
                                                         December 31, 1997
                                                   Previously             As
                                                    Reported           Restated
                                                   ----------          --------
Net inventories                                      $22,707           $20,205
Total current assets                                  44,212            42,670
Total assets                                          64,382            62,840
Current liabilities                                   13,631            13,631
Retained earnings                                     23,080            21,538
Stockholders' equity                                  35,816            34,274

1. (B)   NATURE OF OPERATIONS
The Company designs, develops, manufactures and markets sophisticated electronic components and subsystems that are utilized in a broad range of advanced defense, space and communication applications. The Company's principal strategy for growth is to acquire complementary businesses and product lines while pursuing existing business opportunities at its current operations in defense, space and communication. The Company has five operating divisions and reports its operations within three segments: Microwave Components and Subsystems, Power Management Products and Radio Frequency (RF) Components and Subsystems.

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

2.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The consolidated financial statements include the accounts of Signal Technology Corporation and its wholly-owned subsidiaries (collectively, the "Company"). Intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION
The Company records revenue on a percentage of completion basis generally using units of delivery as the basis to measure the contract work which has been completed. Estimated losses on contracts are recognized in full in the period they become known. Provision is made currently for estimated returns and warranty costs.

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

EARNINGS PER SHARE
The Company presents basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods using the treasury stock method.

COMPREHENSIVE INCOME (LOSS)
The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), effective January 1, 1998. SFAS 130 requires that items defined as comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There were no differences between net income
(loss) and comprehensive income (loss) for the years ended December 31, 1998, 1997 and 1996.

INVENTORIES
Inventories, other than inventoried costs relating to contracts and programs, are stated at the lower of cost (principally first-in, first-out) or market.
Inventoried costs relating to contracts are stated at the actual production cost, including overhead, and other related non-recurring costs, incurred to date reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to cost of sales.

In accordance with industry practice, inventories may include amounts relating to contracts and programs having production cycles longer than one year and a portion thereof will not be realized within one year.

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

INTANGIBLE ASSETS
Intangible assets consist principally of goodwill which is being amortized on the straight line basis over periods of five to twenty years. At December 31, 1998 and 1997 accumulated amortization was $1,730 and $1,311 respectively. At each reporting date, management assesses whether there has been a permanent impairment in the value of its long-term assets and the amount of such impaiment by comparing anticipated undiscounted future operating income from acquired business units with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors.

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

Also, the Company's international sales are denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies, leading to a reduction in sales or profitability in those foreign markets. The Company has not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.

The amounts reported for cash equivalents, receivables and other financial instruments are considered to approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash and note and trade receivables. Substantially all of the Company's cash is deposited in a single bank.

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

3.       ACQUISITIONS AND DISPOSALS

In December, 1996, the Company paid $2,342 for certain assets and the assumption of certain liabilities of Military Power Systems, a division of Transistor Devices Inc. Seller financing in the amount of $946 was paid off in 1997. The transaction was accounted for as a purchase and results of operations since the acquisition date are included in the consolidated statements of income.

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

4.       OTHER ASSETS

At December 31, 1998 and 1997 Other Assets includes a mortgage receivable in the amount of $831 and $842, respectively. In April 1996, the Company issued the mortgage related to the sale of its former operating facility in Weymouth, Massachusetts and retained an environment liability present at the site. The mortgage receivable matures on September 1, 2023, and principal and interest payments of approximately $6 are due monthly (see note 10 Commitments and Contingencies). The Company earns interest on the mortgage receivable at a rate of 8.0% per annum and interest income for the years ended December 31, 1998, 1997 and 1996 amounted to $63, $61, and $41, respectively.

5.       STATEMENTS OF CASH FLOWS
                                                         Years ended December 31
                                                        ------------------------
                                                          1998     1997     1996
         -----------------------------------------------------------------------
         CASH PAID DURING PERIOD FOR:
                  Interest                              $  842   $1,063   $1,392
                  Taxes                                     --    1,227      736
         -----------------------------------------------------------------------
         NON CASH ACTIVITY:
                  TDI note payable                          --       --      946
                  Building sold in exchange
                   for note receivable                      --       --      858
         =======================================================================

6.       INVENTORIES
                                                                  December 31
                                                           ---------------------
                                                               1998        1997
         -----------------------------------------------------------------------
         Raw materials                                     $  3,595    $  6,239
         Work in progress                                    10,936      17,065
         Finished goods                                         279         484
                                                           ---------------------
                                                             14,810      23,788
           Less: unliquidated progress payments              (3,452)     (3,583)
                                                           ---------------------
                                                           $ 11,358    $ 20,205
         =======================================================================

7.       PROPERTY, PLANT AND EQUIPMENT
                                                                  December 31
                                                           ---------------------
                                                               1998        1997
         -----------------------------------------------------------------------
         Land                                              $    992    $    992
         Building and improvements                            9,986       9,793
         Machinery and equipment                             25,570      25,636
         Furniture and fixtures                               3,025       2,753
                                                           ---------------------
                                                             39,573      39,174
         Less accumulated depreciation                      (24,638)    (22,774)
                                                           ---------------------
         Net property, plant and equipment                 $ 14,935    $ 16,400
         =======================================================================

8.       ACCRUED EXPENSES
                                                                  December 31
                                                           ---------------------
                                                               1998        1997
         -----------------------------------------------------------------------
         Accrued payroll & employee benefits                 $2,248      $1,939
         Accrued vacation                                     1,129       1,164
         Accrued warranty                                     1,249         772
         Accrued commissions                                    934         993
         Other accrued expenses                               1,896       1,752
         -----------------------------------------------------------------------
                                                             $7,456      $6,620
         =======================================================================

9.       LONG-TERM DEBT AND NOTES PAYABLE
                                                               December 31
                                                         -----------------------
                                                             1998          1997
         -----------------------------------------------------------------------
         Massachusetts Industrial Revenue Bond,
           maturing in 2009, interest at 62% of
           the prime rate plus 1/2% effective
           interest rate of 4.6% and 4.7%, payable
           in annual principal payments of $80           $    808      $    888
         Bank revolving credit facility                     4,000         7,000
         Bank real estate term loan facility                5,600         6,000
         -----------------------------------------------------------------------
                                                           10,408        13,888
         Less: current maturities                            (480)         (480)
         -----------------------------------------------------------------------
                                                         $  9,928      $ 13,408
         =======================================================================

The Massachusetts Industrial Revenue Bond is collateralized by real estate with a net book value of $1,384 at December 31, 1998.

The Company has a $15,000 unsecured bank revolving credit facility (the "Revolver"). The Revolver expires in June 2000, and amounts may be borrowed, paid and reborrowed at the election of the Company through the expiration date. In the event that the facility is not extended or renegotiated, any amounts borrowed would become due at the expiration date, as a result all amounts have been classified as long-term. Amounts available under the Revolver are reduced by actual borrowings and outstanding letters of credit. The Company has the option of borrowing under one or more differing interest rate formulas and at December 31, 1998 and 1997, the weighted average interest rate was 7.14% and 7.57% respectively. The Company also pays a quarterly commitment fee at an annual rate of 3/8% on the amount of the unused facility. After reduction for outstanding letters of credit under the Revolver, the Company has approximately $11,000 available as of December 31, 1998.

The Real Estate Loan is collateralized by real estate with a net book value of $5,127 at December 31, 1998. Maturing in January 2003, the Real Estate Loan is payable in quarterly principal payments of $100, plus interest at the bank's base rate (7.75% at December 31, 1998), with the last installment equal to the remaining unpaid loan balance.

The Real Estate Loan and the Revolver contains certain covenants related to tangible net worth and interest coverage, as defined. Default on any covenant may affect the commitment by the bank to continue to lend and, if not corrected, could accelerate the maturity of any borrowings outstanding. At various dates throughout the year the Company was not in compliance with certain covenants and the Company obtained waivers with respect to such non-compliance. The Company was in compliance at year end December 31, 1998. The Company and its bank have amended the loan agreement as of October 22, 1998. Among other changes, the amendment increases the interest charged on the revolving credit facility and the real estate term loans from the bank's base rate to base rate plus 1/2%. The amount available for current borrowing is calculated on the Company's eligible receivables as defined in the agreement but not to exceed $15 million. This provision is not anticipated to have a material impact on the Company's cash requirements in the foreseeable future.

10.      COMMITMENTS AND CONTINGENCIES

The Company leases real estate and equipment under operating leases expiring at various dates through 2003. The leases include provisions for rent escalation which are inflationary in nature, renewals and purchase options and the Company is generally responsible for taxes, maintenance and repairs. Aggregate rental expense included in operations amounted to $907 in 1998, $1,256 in 1997 and $915 in 1996. Future minimum lease payments under noncancellable operating leases with an initial term exceeding one year are as follows:

                   1999             $ 841
                   2000               845
                   2001               879
                   2002               878
                   2003               721


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

The Company is continuing to conduct investigations at the facility for soil and groundwater contamination and operate a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict exactly what additional remediation and the costs thereby, if any, will be required. The Company has been informed by its insurers that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements. During 1998 the Company took a charge for environmental remediation costs due to a settlement with the State of Massachusetts and a revision to its estimates for future remediation costs at the site.

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

DeCoursey v. Signal Technology Corporation:
This purported class action was filed on August 25, 1998 in the United States District Court for the District of Massachusetts. The Complaint alleges that the Company and its former chief executive officer, Dale Peterson, violated ss. 10(b) of the Security Exchange Act of 1934 and Rule 10b-5 and seeks monetary damages. The Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading as a result of alleged accounting irregularities. The Company intends to defend the matter fully.

L3 Communications Corporation v. Signal Technology Corporation, et al:
This case was filed on September 3, 1998 in the Superior Court in Fulton County, Georgia. The Complaint alleges that certain former employees of L-3 Communications now working for the Company unlawfully misappropriated confidential and trade secret information on behalf of the Company and unlawfully induced other L-3 Communications employees to join the Company. L-3 Communications has brought claims for civil conspiracy, tortious interference with prospective and contractual relations, under both the Georgia Deceptive Trade Practices Act and the Uniform Trade Secrets Act and seeks monetary damages. The case is in the initial stages. The Company intends to defend the matter fully.

T-3 Contract:
The Company is currently committed to a long term contract at its Keltec division (the T-3 contract) for amplifiers for Raytheon. The current contract value is $764. If Raytheon exercises all of its options within this contract, the total value could be in excess of $19,000. Based on an assessment by management in 1998, if all options are exercised at current estimated costs and prices, the Company's loss could total up to $4,000. In 1999 the Company negotiated new prices and specifications for the same amplifiers under a new contract and the Company believes prices are at Keltec's manufacturing cost. The Company believes that other future orders and options for T-3 amplifliers will be renegotiated.

11.      INCOME TAXES

                                                     Years ended December 31
                                                   1998        1997        1996
--------------------------------------------------------------------------------
Current (benefit) provision
     Federal                                    $(1,121)    $  (717)    $ 1,269
     State                                            0           0         174
--------------------------------------------------------------------------------
Deferred (benefit) provision
     Federal                                       (936)        317        (430)
     State                                         (480)         63         196
--------------------------------------------------------------------------------
Less: Valuation allowance
     Federal                                      1,544           0           0
     State                                          669           0           0
--------------------------------------------------------------------------------
(Benefit) provision for income taxes            $  (324)    $  (337)    $ 1,209
================================================================================

The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                        Years ended December 31
                                                        1998      1997      1996
--------------------------------------------------------------------------------
Statutory federal income tax rate                      (34.0)%   (34.0)%    34.0%
State income taxes, net of federal benefit              (4.2)     (7.8)      7.4
Benefit from foreign sales corporation                            --        (2.4)
Non-deductible expenses and other                        4.4       7.9       2.6
Change in valuation allowance                           29.5      --        --
--------------------------------------------------------------------------------
     EFFECTIVE TAX RATE                                 (4.3)%   (33.9)%    41.6%
================================================================================

Non-deductible expense consists principally of goodwill, depreciation expense resulting from certain of the Company's acquisitions and other amounts not deductible for tax purposes. The tax effect of temporary differences that give rise to the net deferred tax asset and liability are as follows:

                                                                 December 31
                                                            --------------------
                                                              1998          1997
--------------------------------------------------------------------------------
Deferred tax asset:
     Net operating losses and credits                       $  972        $  317
     Vacation accrual                                          293           417
     Inventories                                               792           776
     Warranty                                                  222           306
     Deferred compensation                                     267           243
     Environmental reserve                                     388            --
     Contract reserves                                         419            --
     Other                                                     422           268
--------------------------------------------------------------------------------
Gross deferred tax asset                                     3,775         2,327
Less: valuation allowance                                    2,213            --
--------------------------------------------------------------------------------
Net deferred tax asset                                      $1,562        $2,327
Deferred tax liability:
     Depreciation                                           $1,562        $1,527
-------------------------------------------------------------------------------
Deferred tax liability                                      $1,562        $1,527
================================================================================

The Company has provided a valuation allowance for the full amount of its net deferred tax assets at December 31, 1998 since realization of these future benefits is not sufficiently assured.

As of December 31, 1998, the Company has federal and state net operating loss carry forwards of $7,140 which expire at various dates through 2019.

12.      STOCKHOLDERS' EQUITY

The Company has stock option plans (the "Plans") under which a maximum of 3,167 options may be granted generally at prices not less than 100 percent of the fair market value of the Company's common stock at the date of option grant. Options vest in increments and over periods determined by the Company's Compensation Committee and expire not more than ten years from date of grant. At December 31, 1998, 1,254 shares of common stock were reserved for future issuance under the plans and 126 were available for future grant. Additionally, non-qualified options to purchase a total of 50 shares of the Company's common stock have been granted to certain non-employee directors and others. These options were granted at the fair market value of the Company's common stock at the date of option grant, vest generally over a five year period and expire between 1999 and 2003.

Information concerning the Plans and non-qualified stock options is as follows:

                          Available    Option      Option Price    Weighted Avg.
                          for Grant    Shares        per Share    Exercise Price
--------------------------------------------------------------------------------
December 31, 1995            109       1,180       $1.57 - $7.25      $2.82
Options granted             (187)        187        5.25 -  8.25       7.09
Options canceled              80        (102)       1.80 -  8.25       4.09
Options exercised             --        (223)       1.57 -  4.75       1.96
Increase in available
  options, 1992 Plan         500          --          --      --         --
--------------------------------------------------------------------------------
December 31, 1996            502       1,042        1.57 -  8.25       3.65
Options granted             (175)        250        4.94 -  7.63       6.96
Options canceled             238        (238)       4.25 -  8.25       5.19
Options exercised             --        (246)       1.57 -  5.75       2.31
--------------------------------------------------------------------------------
December 31, 1997            565         808        1.57 -  8.25       4.63
--------------------------------------------------------------------------------
Options granted             (656)        656        2.50 -  6.25       2.82
Options canceled             217        (249)       2.36 -  8.25       6.65
Options exercised             --         (37)       1.58 -  5.75       2.00
--------------------------------------------------------------------------------
December 31, 1998            126       1,178       $1.58 - $8.25      $3.27
--------------------------------------------------------------------------------

A total of 544 options were exercisable at December 31, 1998.
A total of 488 options were exercisable at December 31, 1997.
A total of 683 options were exercisable at December 31, 1996.

The following table summarizes information with respect to stock options outstanding as of December 31, 1998:

    Range of        Outstanding   Weighted-Average   Weighted-Average   Exercisable   Weighted-Average
 Exercise Prices        as of        Remaining        Exercise Price       as of       Exercise Price
                      12/31/98    Contractual Life                       12/31/98
------------------------------------------------------------------------------------------------------
$1.5700 - $1.8000       283             1.1              $1.6221            283           $1.6221
$2.0000 - $3.9400       611             4.9               2.5130            139            2.4908
$4.1880 - $5.7500        47             2.5               4.9485             21            4.7728
$6.0600 - $7.0000       170             3.5               6.2960             74            6.2797
$7.2500 - $8.2500        67             2.8               7.8163             27            7.8602
------------------------------------------------------------------------------------------------------
Total                 1,178             3.6                                 544           $2.9076
======================================================================================================

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

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions are as follows:

                                              1998       1997        1996
                                           ---------   ---------   ---------
                Risk-free Interest Rates      5.3%       6.2%        6.2%
                Expected Life              4.5 years   4.4 years   4.7 years
                Volatility                    0.65       0.65        0.70
                Dividend Yield                 --         --           -

The weighted average fair value of those options granted in 1998, 1997 and 1996 was $1.60, $4.03 and $4.51 respectively.

The following proforma income information has been prepared following the provisions of SFAS No. 123:

(amounts in thousands except per share data)
--------------------------------------------
                                                 1998         1997         1996
                                            ------------------------------------
Net income (loss) -  proforma               $  (7,821)   $  (1,102)   $   1,498
Net income (loss) per share - proforma
         Diluted                            $   (1.06)   $   (0.15)   $    0.20
--------------------------------------------------------------------------------

The above proforma effects on income (loss) may not be representative of the effects on net income (loss) for future years as option grants typically vest over several years and additional options are generally granted each year.

13.      EARNING PER SHARE

In accordance with the disclosure requirements of SFAS 128, a reconcilation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                             1998         1997         1996
                                          ---------------------------------
Numerator - Basic and Diluted EPS
  Net income (loss)                       $(7,173)     $  (657)     $ 1,698

Denominator - Basic EPS
  Common shares outstanding                 7,365        7,268        7,076
                                          -------      -------      -------
  Basic earnings (loss) per share         $ (0.97)     $ (0.09)     $  0.24
                                          =======      =======      =======

Denominator - Diluted EPS
  Denominator - Basic EPS                   7,365        7,268        7,076

  Effect of Diluted Securities
    Common Stock Options                       --           --          600

Denominator - Diluted EPS                   7,365        7,268        7,676
                                          -------      -------      -------
  Diluted earnings (loss) per share       $ (0.97)     $ (0.09)     $  0.22
                                          =======      =======      =======

As of December 31, 1998 and 1997 the number of dilutive shares was 238 and 423, respectively and such shares have not been included in above calculations as the effect would be anti-dilutive.

14.      EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan covering substantially all of its employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. The Company may also make a discretionary contribution. The Company's contributions to this plan totaled $378 in 1998, $401 in 1997 and $164 in 1996.

The Company has an Employee Stock Purchase Plan ("the Purchase Plan") under which 300 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25 of common stock in any one calendar year. On the last business day of each six month offering period shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the period. The Purchase Plan will terminate on June 30, 1999 unless its term is extended. In fiscal 1998, 42 shares were issued under the Purchase Plan.

15.      SEGMENT INFORMATION

The Company is engaged in the engineering, manufacturing and marketing of electronic components and subsystems. The company has five operating divisions; referred to as Arizona, California, Systems, Keltec and Olektron and reports its operations within three segments: Microwave Components and Subsystems (Arizona, California and Systems), Power Management Products (Keltec) and Radio Frequency
(RF) Components and Subsystems (Olektron). The operations aggregated into the Microwave Components and Subsystems segment have similar products, production processes and types of customers.

The Company's reportable segments are as follows:

MICROWAVE COMPONENTS AND SUBSYSTEMS
Engaged in the design and manufacture of microwave oscillators, frequency synthesizers and converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

POWER MANAGEMENT PRODUCTS
Engaged in the design and  manufacture  of military  high and low voltage  power
supplies,   DC  to  DC  converters  and  military  high  power   amplifiers  and
transmitters for use in radar systems.

RADIO FREQUENCY (RF) COMPONENTS AND SUBSYSTEMS
Engaged in the design and manufacture of radio frequency and intermediate frequency signal processing components, integrated multi-function devices, and switching systems for the Space, Telecommunications and Military markets.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". Segment data includes a charge for allocating a portion of corporate-headquarters costs. The table below presents selected financial data by business segment for the years ending December 31:

Selected Financial Data by Business Segment
(amounts in thousands)
                                               1998          1997          1996
-------------------------------------------------------------------------------
NET SALES
Microwave Components & Subsystems         $  51,858     $  59,362     $  65,757
Power Management Products                    24,262        25,298        29,788
RF Components & Subsystems                   15,963        17,579        17,519
                                          ---------     ---------     ---------
                                          $  92,083     $ 102,239     $ 113,064

OPERATING INCOME
Microwave Components & Subsystems         $   2,265     $   2,856     $   4,891
Power Management Products                    (7,401)       (3,676)         (612)
RF Components & Subsystems                    2,127         2,300         1,962
Other                                        (3,591)       (1,404)       (1,989)
                                          ---------     ---------     ---------
                                          $  (6,600)    $      76     $   4,252

TOTAL ASSETS
Microwave Components & Subsystems         $  22,890     $  29,799     $  32,583
Power Management Products                    12,173        20,129        16,834
RF Components & Subsystems                    7,110         7,170         5,248
Other                                         6,810         5,742        10,979
                                          ---------     ---------     ---------
                                          $  48,983     $  62,840     $  65,644

LONG-LIVED ASSETS
Microwave Components & Subsystems         $   1,103     $   1,316     $   1,530
Power Management Products                     1,272         1,443         1,644
RF Components & Subsystems                      130           165           200
                                          ---------     ---------     ---------
                                          $   2,505     $   2,924     $   3,374

DEPRECIATION EXPENSE
Microwave Components & Subsystems         $   1,709     $   2,000     $   2,037
Power Management Products                       865           835           656
RF Components & Subsystems                      405           432           508
Other                                            49            25           167
                                          ---------     ---------     ---------
                                          $   3,028     $   3,292     $   3,368

Net Sales by Customer Category

(amounts in thousands)                         1998          1997          1996
-------------------------------------------------------------------------------
U.S. GOVERNMENT MILITARY
Microwave Components & Subsystems         $  33,819     $  43,258     $  40,543
Power Management Products                    17,709        18,739        18,715
RF Components & Subsystems                   13,071        15,120        15,205
                                          ---------     ---------     ---------
                                          $  64,599     $  77,117     $  74,463

U.S. GOVERNMENT NON-MILITARY
Microwave Components & Subsystems         $     949     $     348     $   2,620
Power Management Products                        --            --            22
RF Components & Subsystems                      313           444           346
                                          ---------     ---------     ---------
                                          $   1,262     $     792     $   2,988

U.S. COMMERCIAL
Microwave Components & Subsystems         $   6,485     $   6,107     $  12,674
Power Management Products                       179           515         3,607
RF Components & Subsystems                      975           888         1,160
                                          ---------     ---------     ---------
                                          $   7,639     $   7,510     $  17,441

INTERNATIONAL MILITARY
Microwave Components & Subsystems         $   9,389     $   8,340     $   7,352
Power Management Products                     5,926         5,109         3,542
RF Components & Subsystems                    1,374           971           449
                                          ---------     ---------     ---------
                                          $  16,689     $  14,420     $  11,343

INTERNATIONAL COMMERCIAL
Microwave Components & Subsystems         $   1,216     $   1,376     $   3,219
Power Management Products                       448           807         3,294
RF Components & Subsystems                      230           217           316
                                          ---------     ---------     ---------
                                          $   1,894     $   2,400     $   6,829
                                          ---------     ---------     ---------
Total                                     $  92,083     $ 102,239     $ 113,064


SIGNIFICANT CUSTOMER
Revenue of  approximately  $21,474  (23%),  $20,456  (20%) and $25,133 (22%) was
attributable to Raytheon Company for the years ended December 31, 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, accounts receivable from Raytheon Company accounted for approximately $2,447 (19%) and $2,927 (18%), respectively, of the total amount of accounts receivable due to the Company.

16.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following quarterly financial information should be read in conjunction with
Note 1a and 1b. The first three quarters in each year consist of thirteen week periods with the fourth quarter ending on December 31.

                                          First     Second       Third      Fourth
1998:                                    Quarter    Quarter     Quarter     Quarter
-----------------------------------------------------------------------------------
Net sales                               $ 23,687   $ 22,190    $ 22,766    $ 23,440
Gross profit                               5,503     (3,315)      5,903       5,789
Operating income                             593     (8,049)        286         570
Net income (loss)                            203     (7,832)         85         371
Net income (loss) per share:
     Basic                              $   0.03   $  (1.07)   $   0.01    $   0.05
     Diluted                            $   0.03   $  (1.07)   $   0.01    $   0.05
Shares used in calculating Net income
  (loss) per share:
     Basic                                 7,411      7,335       7,349       7,349
     Diluted                               7,663      7,335       7,618       7,480
-----------------------------------------------------------------------------------
1997:
-----------------------------------------------------------------------------------
Net sales                               $ 26,881   $ 25,713    $ 25,312    $ 24,333
Gross profit                               5,222      4,197       2,734       5,839
Operating income (loss)                      523       (435)     (1,360)      1,348
Net income (loss)                            211       (419)       (983)        534
Net income (loss) per share:
     Basic                              $   0.03   $  (0.06)   $  (0.14)   $   0.07
     Diluted                            $   0.03   $  (0.06)   $  (0.14)   $   0.07
Shares used in calculating Net income
  (loss) per share:
     Basic                                 7,187      7,268       7,277       7,333
     Diluted                               7,714      7,268       7,277       7,663
-----------------------------------------------------------------------------------

Net sales and net income (loss) subject to fluctuations as a result of customer actions including the timing of mandated delivery schedules, changes in the timing of program funding, delays in obtaining qualification approvals and the timing of preshipment inspections.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Signal Technology Corporation


         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) present fairly, in all material respects, the financial position of Signal Technology Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Boston, Massachusetts                            PricewaterhouseCoopers LLP
February 16, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None
--------------------------------------------------------------------------------

                                                 PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.          EXECUTIVE COMPENSATION

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 4, 1999, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14.          EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM
                  8-K

(a)(1)   Index to Financial Statements and Financial Statement Schedules

                                                                            Page


         Financial  Statements for the Years Ended  December 31, 1998,
         1997 and 1996:
              Consolidated Statements of Operations                        18
              Consolidated Balance Sheets                                  19
              Consolidated Statements of Stockholders' Equity              20
              Consolidated Statements of Cash Flows                        21

         Notes to Consolidated Financial Statements                        22

         Report of Independent Accountants                                 37

         Schedule II       Valuation and Qualifying Accounts               43

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

Exhibit
Number   Description
--------------------------------------------------------------------------------

10.23 Amendment agreement No.2 to the Second Amendment and Restated Credit Agreement dated as of September 30,1993, with the First National Bank of Boston, dated as of September 30, 1995. *****
10.24 Amendment agreement No. 3 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 29, 1996. *******
10.25 Amendment agreement No. 4 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 10, 1997. *******
10.26 Asset Purchase Agreement by and between Transistor Devices Inc. and ST Keltec Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated as December 6, 1996. *******
10.27 Asset Purchase Agreement by and between Pulau Electronics Corporation and ST Microwave (Arizona) Corporation, a wholly owned subsidiary of ST Microwave Corporation, dated as of June 14, 1996. *******
10.28 Agreement and instrument of purchase and sale by and between Communications & Power Industries, Inc. and ST Microwave Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated as of May 24,1996. *******
10.29 First Amendment to lease, dated as of September 9, 1996, by and between Benicia Associates and Signal Technology Corporation. *******
10.30    Employee Stock Purchase Plan. ******
10.31 Amendment No. 5 to the second and restated credit agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of December 15, 1997.
10.32 Purchase and sale agreement by and between Communications and Power Industries, Inc. (Seller) and Signal Technology Corporation (Buyer), dated July 25, 1997 for all real estate at 26-28 Tozer Road, Beverly Massachusetts.
10.33 Sublease Agreement as of October 1, 1998 by and between Copyright Clearance Center, Inc. and Signal Technology Corporation.
10.34 Amendment Agreement No. 6 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with BankBoston, N.A., formerly know as the First National Bank of Boston, dated as of October 20, 1998.
21.1     Schedule of Registrant's subsidiaries.
23.1     Consent of Independent Accountants.

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

                        SIGNAL TECHNOLOGY CORPORATION

                        By: /s/  Robert Nelsen
                        --------------------------------------------------------
                        Chief Financial Officer and Principle Accounting Officer

Date:  March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


/s/  George E. Lombard                                   March 30, 1999
------------------------------------------------
Chairman, Chief Executive Officer and Principle
Executive Officer


/s/  Robert Nelsen                                       March 30, 1999
------------------------------------------------
Chief Financial Officer and Principle Accounting
Officer


/s/  Bernard P. O'Sullivan                               March 30, 1999
------------------------------------------------
Bernard P. O'Sullivan
Director


/s/  Harvey C. Krentzman                                 March 30, 1999
------------------------------------------------
Harvey C. Krentzman
Director


/s/  Joseph S. Schneider                                 March 30, 1999
------------------------------------------------
Joseph S. Schneider
Director


/s/  Larry L. Hansen                                     March 30, 1999
------------------------------------------------
Larry L. Hansen
Director

SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS

                                       Years ended December 31, 1998, 1997 and 1996
--------------------------------------------------------------------------------------------
                          Balance at       Charges to        Charged to           Balance at
                          Beginning        Costs and           Other                 End
Description               of Period         Expenses          Accounts            of Period
--------------------------------------------------------------------------------------------
1996

Inventory reserve        $ 4,497,000      $ 1,308,000       $(3,421,000)(2)      $ 2,384,000

Allowance for
  doubtful accounts          166,000          164,000          (160,000)(1)          170,000
--------------------------------------------------------------------------------------------
1997

Inventory reserve          2,384,000        1,933,000        (2,588,000)(2)        1,729,000

Allowance for
  doubtful accounts          170,000           (8,000)           (3,000)(1)          159,000
--------------------------------------------------------------------------------------------
1998

Inventory reserve          1,729,000        5,823,000        (1,624,000)(2)        5,928,000

Allowance for
  doubtful accounts          159,000          196,000           (23,000)(1)          332,000
--------------------------------------------------------------------------------------------

Notes
(1) Write-off of bad debts
(2) Charged to inventory accounts from previously established reserve amounts.