Form 10-Q
period 1999-03-31
SIGNAL TECHNOLOGY CORP
filed 1999-05-14
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

       Common Stock                           Outstanding at May 12, 1999
      $.01 Par Value                               7,583,661 shares

                                              INDEX



Page

PART I - FINANCIAL INFORMATION

     Item 1   Financial Statements
              Condensed Consolidated Balance Sheets                            3
              Condensed Consolidated Statements of Operations                  4
              Condensed Consolidated Statements of Cash Flows                  5
              Notes to Condensed Consolidated Financial Statements             6

     Item 2   Management's Discussion and Analysis of Financial Condition     10
              and Results of Operations

     Item 3  Qualitative and Quantitative Disclosures About Market Risk       14


PART II - OTHER INFORMATION

     Item 6   Exhibits and Reports on Form 8-K                                14


SIGNATURE                                                                     14

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------
                                     SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         Condensed Consolidated Balance Sheets
                                                     (In thousands)


                                                                             March 31,                 December 31
                                                                               1999                        1998
                                                                        --------------------      --------------------
Assets:
Cash                                                                     $        1,792             $       2,366
Accounts receivable, net                                                         13,218                    12,894
Inventories                                                                      11,290                    11,358
Deferred taxes                                                                    1,562                     1,562
Refundable income taxes                                                           2,294                     2,319
Other current assets                                                                355                       208
                                                                        --------------------      --------------------
         Total current assets                                                    30,511                    30,707
                                                                        --------------------      --------------------

Property, plant and equipment, net                                               14,698                    14,935
Intangible assets, net                                                            2,401                     2,505
Other assets                                                                        834                       836
                                                                        --------------------      --------------------
         Total assets                                                    $       48,444             $      48,983
                                                                        ====================      ====================

Liabilities and stockholders' equity:
Current maturities of long-term debt                                     $          480             $         480
Accounts payable                                                                  3,133                     3,067
Accrued expenses                                                                  6,626                     7,456
Customer advances                                                                   100                         3
                                                                        --------------------      --------------------
         Total current liabilities                                               10,339                    11,006
                                                                        --------------------      --------------------

Deferred income taxes                                                             1,562                     1,562
Long-term debt, net of current maturities                                         9,028                     9,928

Stockholders' Equity
Common stock                                                                         77                        75
Additional paid-in capital                                                       13,334                    12,947
Retained earnings                                                                15,004                    14,365
                                                                        --------------------      --------------------
                                                                                 28,415                    27,387
Less treasury stock                                                                (900)                     (900)
                                                                        --------------------      --------------------
         Total stockholders' equity                                              27,515                    26,487
                                                                        --------------------      --------------------
         Total liabilities and stockholders' equity                      $       48,444             $      48,983
                                                                        ====================      ====================


            The accompanying notes are an integral part of the condensed consolidated financial statements.

                      SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     Condensed Consolidated Statements of Operations
                         (In thousands except per share amounts)

                                                                  Quarter ended
                                                                    March 31,
                                                             1999              1998
                                                          ------------     -------------
Net sales                                                 $    20,436      $    23,687
Cost of sales                                                  14,547           18,184
                                                          ------------     -------------
Gross profit                                                    5,889            5,503


Selling, general and administrative expense                     4,574            4,864
Research and development expense                                  514               46
                                                          ------------     -------------
Operating income                                                  801              593

Interest expense                                                  147              255
                                                          ------------     -------------
Income before income taxes                                        654              338

Provision for income taxes                                         15              135
                                                          ------------     -------------

Net income                                                $       639      $       203
                                                          ============     =============


Net income per share
         Basic                                            $      0.09      $      0.03
         Diluted                                          $      0.08      $      0.03

Shares used in calculating net income per share
         Basic                                                  7,503            7,411
         Diluted                                                7,824            7,663



The accompanying notes are an integral part of the condensed consolidated financial statements.

                                     SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                     Condensed Consolidated Statements of Cash Flows
                                                     (In thousands)

                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                   1999                    1998
                                                                            --------------------    -------------------
Net cash provided by operating activities                                   $           352         $            803
                                                                            --------------------    -------------------

Cash flows from investing activities:
       Additions to property, plant and equipment                                      (417)                    (409)
       Proceeds from disposal of property, plant and
       equipment                                                                          -                       14
       Other assets                                                                       2                        3
                                                                            --------------------    -------------------
Net cash used by investing activities                                                  (415)                    (392)
                                                                            --------------------    -------------------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                          313                        -
       Proceeds from Employee Stock Purchase Plan                                        76                       89
       Borrowings on bank revolving credit facility                                   4,300                    8,200
       Payments on bank revolving credit facility                                    (5,100)                  (7,900)
       Repurchase of treasury stock                                                       -                     (427)
       Payments of long-term debt                                                      (100)                    (200)
                                                                            --------------------    -------------------
Net cash used by financing activities                                                  (511)                    (238)
                                                                            --------------------    -------------------

Net (decrease) increase in cash                                                        (574)                     173

Cash, beginning of period                                                             2,366                    1,127
                                                                            --------------------    -------------------

Cash, end of period                                                         $         1,792         $          1,300
                                                                            ====================    ===================



             The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes To The Condensed Consolidated Financial Statements
                      (in thousands, except per share data)



1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements of the Company as of March 31, 1999, and for the three months ended March 31, 1999 and 1998 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

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

       In  accordance   with  the  disclosure   requirements   of  SFAS  128,  a
       reconciliation of the numerator and denominator of both basic and diluted
       EPS is provided as follows:
                                                                         Quarter ended March 31,
                                                                         1999               1998
                                                                         ----               ----
          Numerator - Basic and Diluted EPS
                   Net income                                       $          639      $        203
                                                                    ================    ==============

          Denominator - Basic EPS
                   Common shares outstanding                                 7,503             7,411
                                                                    ----------------    --------------
                   Basic earnings per share                         $         0.09      $       0.03
                                                                    ================    ==============

          Denominator - Diluted EPS
                   Denominator - Basic EPS                                   7,503             7,411

                   Effect of Diluted Securities
                     Common Stock Options                                      321               252
                                                                    ----------------    --------------

          Denominator - Diluted EPS                                          7,824             7,663
                                                                    ----------------    --------------
                   Diluted earnings per share                       $         0.08      $       0.03
                                                                    ================    ==============


3.     COMPREHENSIVE INCOME (LOSS)
       There were no differences between net income and comprehensive income for the quarters ended March 31, 1999 and 1998.

4.     Details of certain balance sheet accounts are as follows:
                                                                     March 31, 1999              December 31, 1998
                                                                 ------------------------    ---------------------------
      Net inventories:
      Raw materials                                              $            2,819          $           3,595
      Work in progress                                                       11,580                     10,936
      Finished goods                                                            310                        279
                                                                 ------------------------    ---------------------------
                                                                             14,709                     14,810
      Less: unliquidated progress payments                                   (3,419)                    (3,452)
                                                                 ------------------------    ---------------------------
                                                                 $           11,290          $          11,358
                                                                 ========================    ===========================
      Property, plant and equipment:
      Land                                                       $              992          $             992
      Building and improvements                                               9,999                      9,986
      Machinery and equipment                                                25,816                     25,570
      Furniture and fixtures                                                  3,081                      3,025
                                                                 ------------------------    ---------------------------
                                                                             39,888                     39,573
      Less accumulated depreciation                                         (25,190)                   (24,638)
                                                                 ------------------------    ---------------------------
      Net property, plant and equipment                           $          14,698          $          14,935
                                                                 ========================    ===========================

5.   INCOME TAXES
     In the first quarter of 1999, the Company recorded a provision for income taxes of $15 for alternative minimum tax. The Company has provided a valuation allowance for the full amount of its net deferred tax assets at March 31, 1999 because it is more likely than not that the deferred tax asset may not be realized.

6.   COMMITMENTS AND CONTINGENCIES
     The Company is involved from time to time in litigation incidental to its business.

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

     Sunnyvale Indemnification Claim:
     Eaton Corporation has filed a suit against the Company in United States District Court, Northern District of California, alleging that it has a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of Eaton Corporation. The indemnification claim was recently dismissed at the trial level, but may be the subject of an eventual appeal. The Company believes that the ultimate disposition will not materially affect its financial position or results of operations.

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

     L-3 Communications Corporation v. Signal Technology Corporation, et al:
     This case was filed on September 3, 1998 in the Superior Court in Fulton County, Georgia. The Complaint alleges that certain former employees of L-3 Communications now working for the Company unlawfully misappropriated confidential and trade secret information on behalf of the Company and unlawfully induced other L-3 Communications employees to join the Company. L-3 Communications has brought claims for civil conspiracy, tortuous interference with prospective and contractual relations, under both the Georgia Deceptive Trade Practices Act and the Uniform Trade Secrets Act and seeks monetary damages. The case is in the initial stages.

     T-3 Contract:
     The Company is currently committed to a long term contract at its Keltec division (the T-3 contract) for amplifiers for Raytheon Company. The current contract value is $764. If Raytheon Company exercises all of its options within this contract, the total value could be in excess of $19,000. Based on an assessment by management if all options are exercised at current estimated costs and prices, the Company's loss could total up to $4,000. In March 1999 the Company negotiated new prices and specifications for the same amplifiers under a new contract and the Company believes prices are at Keltec's manufacturing cost. The Company believes that other future orders and options for T-3 amplifiers will be renegotiated.

7.   SEGMENT INFORMATION
     The Company is engaged in the engineering, manufacturing and marketing of electronic components and subsystems. The Company has five operating divisions; referred to as Arizona, California, Systems, Keltec and Olektron and reports its operations within three segments: Microwave Components and Subsystems (Arizona, California and Systems), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron). The operations aggregated into the microwave components and subsystems segment have similar products, production processes and types of customers.

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

     The following tables display net sales and operating income by business segment for each of the quarters ending March 31:

                                                     1999               1998
      Net Sales
      ---------
      Microwave Components & Subsystems         $     10,425      $     12,479
      Power Management Products                        7,309             7,188
      RF Components & Subsystems                       2,702             4,020
                                                -------------     -------------
                                                $     20,436      $     23,687
                                                =============     =============


      Operating Income
      ----------------
      Microwave Components & Subsystems         $        777      $        945
      Power Management Products                          762              (320)
      RF Components & Subsystems                          86               576
      Other (1)                                         (824)             (608)
                                                -------------     -------------
                                                $        801      $        593
                                                =============     =============

      (1) Other is primarily corporate selling, general and administrative expenses that have not been allocated to the business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended March 31, 1999 and 1998

Net sales in the first quarter of 1999 decreased $3.3 million, or 13.7%, as compared to the first quarter of 1998. Backlog increased to $71.4 million at the end of the first quarter of 1999 from $64.8 million at December 31, 1998 on new orders of $27.0 million compared to $11.7 million of new orders during the fourth quarter 1998. The reduction in 1998 orders at the Microwave and RF
Components and Subsystems businesses was the primary reason for the decreased sales in the first quarter of 1999 compared to the first quarter of 1998.

For the first quarter of 1999 gross profit as a percentage of sales increased to 28.8% from 23.2% in the first quarter of 1998. The increase in gross profit percentage is primarily attributable to improved performance and increased efficiencies at the Company's Power Management Products and Microwave Components and Subsystems Businesses.

Selling, general and administrative expenses decreased to $4.6 million for the first quarter of 1999 from $4.9 million in the first quarter of 1998. The decrease in selling, general and administrative expense is primarily due to a reduction in marketing costs and sales commissions. As a percentage of sales selling, general and administrative expenses were 22.4% for the first quarter of 1999 and 20.5% for the first quarter of 1998.

Company-funded research and development increased to $0.5 million for the first quarter of 1999 from $0.05 million in the first quarter of 1998. The Company has instituted an enhanced research and development program for 1999.

Business Segments
The Company has five operating divisions referred to as Arizona, California, Systems, Keltec and Olektron and reports its operations within three segments:
Microwave Components and Subsystems (Arizona, California and Systems), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron).

The following  tables display net sales and operating income by business segment for each of the quarters ending March 31:
 (amounts in thousands)                                             1999                 1998
-------------------------------------------------------------------------       --------------
Net Sales
---------
Microwave Components & Subsystems                           $     10,425        $      12,479
Power Management Products                                          7,309                7,188
RF Components & Subsystems                                         2,702                4,020
                                                            -------------       --------------
                                                            $     20,436        $      23,687
                                                            =============       ==============

Operating Income
----------------
Microwave Components & Subsystems                           $        777        $         945
Power Management Products                                            762                 (320)
RF Components & Subsystems                                            86                  576
Other (1)                                                           (824)                (608)
                                                            =============       ==============
                                                            $        801        $         593
                                                            =============       ==============


(1) Other is primarily corporate selling, general and administrative expenses that have not been allocated to the business segments.

Microwave Components & Subsystems
Net sales of Microwave Components and Subsystems decreased by 16% in the first quarter of 1999 compared to the first quarter of 1998. The primary reason for the decreased sales was a reduction in 1998 orders.

Operating income of Microwave Components and Subsystems decreased by 18% in the first quarter of 1999 compared to the first quarter of 1998. Gross profit reductions due to sales volume were offset by increased margins due to improved cost performance. Company-funded research and development increased to $395 thousand for the first quarter of 1999 from $22 thousand for the first quarter of 1998 offsetting a reduction in selling, general and administrative costs.

Power Management Products
Net sales of Power Management Products increased by 2% in the first quarter of 1999 compared to the first quarter of 1998.

Operating income of Power Management Products was $0.8 million for the first quarter of 1999 compared to an operating loss of $0.3 million for the first quarter of 1998. The $1.1 million increase in operating income in the first quarter 1999 as compared to the first quarter 1998 is due to increased gross profit resulting from efficiencies in manufacturing and changes in contract mix as well as reductions to general and administrative expenses.

RF Components and Subsystems
Net sales of RF Components and Subsystems decreased by 33% in the first quarter of 1999 compared to the first quarter of 1998. The primary reason for the decreased sales was a reduction in 1998 and first quarter 1999 orders.

Operating income of RF Components and Subsystems was $0.1 million for the first quarter of 1999 compared to $0.6 million for the first quarter of 1998. The $0.5 million decrease in operating income is mainly attributable to the above mentioned decrease in sales volume for the first quarter 1999 and a $0.1 million increase in company-funded research and development for the first quarter 1999 as compared to the first quarter 1998.

Interest expense was $0.1 million lower for the first quarter 1999 as compared to the first quarter 1998 primarily due to lower levels of borrowings. Total debt decreased to $9.5 million at March 31, 1999 from $14.0 million at March 31, 1998.

In the first quarter of 1999 the Company recorded a provision for income taxes of $15 thousand for alternative minimum tax compared to a provision for income taxes of $135 thousand in the first quarter of 1998. The tax is less than the statutory rate principally due to the use of net-operating loss carryforwards. The Company has provided a valuation allowance for the full amount of its net deferred tax assets at March 31, 1999 because it is more likely than not that the deferred tax asset may not be realized.

Liquidity and Capital Resources
At March 31, 1999, the Company had working capital of $20.2 million, including cash of $1.8 million, as compared to working capital and cash of $19.7 million and $2.4 million, respectively at December 31, 1998. In the first quarter of 1999, the Company repaid borrowings under the Company's revolving credit facility of $0.8 million. Net cash flow from operations was $352 thousand for the first quarter of 1999 compared to $803 thousand for the first quarter of 1998. Payment of deferred compensation during the first quarter of 1999 was the primary reason for the decrease in cash flow from operations.

The Company's borrowing arrangement requires the company to maintain certain minimum balances and ratios, the most significant of which requires the maintenance of a minimum net worth. The Company was in compliance with all debt covenants at March 31, 1999. The Company and its bank have amended the loan agreement as of October 20, 1998. Among other changes, the amendment increases the interest charged on the revolving credit facility and the real estate term loans from the bank's base rate to the base rate plus 1/2%. The amount available for current borrowing is calculated on the Company's eligible receivables as defined in the loan agreement but not to exceed $15 million. This provision is not anticipated to have a material impact on the Company's cash requirements in the foreseeable future.

The Company continues to investigate acquisition opportunities in complementary businesses, product lines and markets, but has no agreements, understandings or commitments for additional acquisitions at this time. The Company believes that it has adequate cash, working capital and available financing to meet its operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

Impact of Year 2000
Management is aware of the potential software and hardware anomalies associated with the upcoming date change commonly known as the Year 2000 problem (Y2K). A comprehensive review of the Company's computer systems, software and internal embedded systems has been undertaken and management is not aware at this time of any significant year 2000 issues that will not be resolved prior to the year 2000. The Company is on schedule in its corporate-wide plan to achieve compliance by the third quarter of 1999.

The Company is presently in the third phase of a five-phase plan to bring about compliance in all of its products, internal systems, and suppliers and thus mitigate against disruption of the Company's business at the turn of the century. The five phases of the Company's plan are Awareness, Assessment, Remediation, Testing, and Implementation. Awareness and Assessment have been completed at this time. Remediation, the phase that the Company is presently in, is scheduled to be completed by the end of May 1999. Testing, the fourth phase, is scheduled to be completed by the end of July 1999. The last phase, Implementation, is scheduled to be completed in September 1999. All of these phases are concurrently undertaken. The areas of focus are: Products, Computer Software, Computer Hardware, Embedded Systems, and Supplier Compliance. Each of the Company's five operating divisions is separately implementing these phases and because of the varied complexity of the areas of focus at each division, some of the divisions are ahead of schedule.

The Company has evaluated all of its product lines and has found no product with embedded date functions that the Company believes would cause any Y2K exposure.

As part of its overall plan, the Company has surveyed its suppliers to determine their Y2K readiness. The Company understands that its suppliers are an integral part of the Company's success. To the extent the Company believes certain suppliers will not be Y2K compliant, it will seek alternate suppliers.

The projected costs of approximately $475 thousand associated with the Company's overall plan are not expected to have a material effect on the Company's results of operations or financial position. Costs include internal labor, outside consultants and, to a lesser extent, new computer hardware and software required to achieve Y2K compliance. To date, the Company has expended approximately $200 thousand.

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

Risks associated with the Y2K problem include, among other things, (i) failure of systems and software used by the Company's customers which will impact their financial ability to purchase products from the Company, (ii) failure of systems and software used by vendors and third-party service providers upon which the Company relies for outsourced services and products, (iii) Y2K problems with the Company's suppliers which could negatively impact the Company's ability to fulfill its own orders promptly, and (iv) errors or failures of systems in which the Company's devices are implemented which could result in improper interfacing or operation of such devices.

Cautionary Note
This Form 10-Q may contain  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which the Company is involved,
(ii) the impact of an amendment to the Company's credit facility on its liquidity, (iii) the Company's ability to meet its operating and capital requirement and to pursue acquisition opportunities, (iv) projected costs of ameliorating risks associated with, and problems caused by, the Year 2000 problem, and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgement of the Company as on the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. Government), the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the development of future products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on borrowings under its revolving credit facility, which are subject to interest rates based on the bank's base rate plus 1/2%. The Company also has a collateralized real estate loan at the bank's base rate and a change in the applicable interest rate on these loans would affect the rate at which the Company could borrow funds.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Note 6 - Commitments and Contingencies to the Company's  Condensed  Consolidated
Financial   Statements   contained   elsewhere  in  this  Quarterly   Report  is
incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index
       Exhibits          Description
       --------          -----------
       27                Financial Data Schedule

(b)    Reports on Form 8-K
       The following report was filed during the quarter ended March 31, 1999:

          Form 8-K            Date of Event            Description
          --------            -------------            -----------
          Item 5              January 26, 1999         Declaration of a dividend
                                                       distribution of one
                                                       common share purchase
                                                       right for each
                                                       outstanding share of
                                                       common stock of the
                                                       Company.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SIGNAL TECHNOLOGY CORPORATION


                                By: /s/ Robert Nelsen
                                ------------------------------------------------
                                              Robert Nelsen
                                              Chief Financial Officer and
                                              Principal Accounting Officer

                                              DATE: May 12, 1999