Form 10-Q
period 1999-06-30
SIGNAL TECHNOLOGY CORP
filed 1999-08-13
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to ________

                        Commission file number 000-21770

                          SIGNAL TECHNOLOGY CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)

                    DELAWARE                                   04-2758268
(State Or Other Jurisdiction Of Incorporation      (I.R.S. Employer Identification No.)
                  Or Organization)

222 ROSEWOOD DRIVE,  DANVERS, MA                               01923-4502
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

      Common Stock                        Outstanding at August 9, 1999
     $.01 Par Value                             7,651,943 shares

                                                       INDEX


                                                                                                       Page
                                                                                                       ----

PART I - FINANCIAL INFORMATION

         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets                                                 3
                  Condensed Consolidated Statements of Operations                                       4
                  Condensed Consolidated Statements of Cash Flows                                       5
                  Notes to Condensed Consolidated Financial Statements                                  6

         Item 2   Management's Discussion and Analysis of Financial Condition                           10
                  and Results of Operations

         Item 3   Qualitative and Quantitative Disclosures About Market Risk                            16



PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                                                     16

         Item 4   Submission of Matters to a Vote of Security Holders                                   16

         Item 6   Exhibits and Reports on Form 8-K                                                      16


SIGNATURE                                                                                               17


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                           June 30, December 31,
                                                            1999         1998
                                                           --------    --------
Assets:
Cash and cash equivalents                                  $  1,830    $  2,366
Accounts receivable, net                                     13,500      12,894
Inventories                                                  10,365      11,358
Deferred taxes                                                1,562       1,562
Refundable income taxes                                       2,295       2,319
Other current assets                                            303         208
                                                           --------    --------
         Total current assets                                29,855      30,707
                                                           --------    --------

Property, plant and equipment, net                           14,355      14,935
Intangible assets, net                                        2,293       2,505
Other assets                                                    832         836
                                                           --------    --------
         Total assets                                      $ 47,335    $ 48,983
                                                           ========    ========

Liabilities and stockholders' equity:
Current maturities of long-term debt                       $    480    $    480
Accounts payable                                              2,315       3,067
Accrued expenses                                              7,932       7,456
Customer advances                                               899           3
                                                           --------    --------
         Total current liabilities                           11,626      11,006
                                                           --------    --------

Deferred income taxes                                         1,562       1,562
Long-term debt, net of current maturities                     5,728       9,928

Stockholders' equity
Common stock                                                     77          75
Additional paid-in capital                                   13,413      12,947
Retained earnings                                            15,829      14,365
                                                           --------    --------
                                                             29,319      27,387
Less treasury stock                                            (900)       (900)
                                                           --------    --------
         Total stockholders' equity                          28,419      26,487
                                                           --------    --------
         Total liabilities and stockholders' equity        $ 47,335    $ 48,983
                                                           ========    ========



          The accompanying notes are an integral part of the condensed consolidated financial statements.


                                  SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  Condensed Consolidated Statements of Operations
                                      (In thousands except per share amounts)


                                                                                  Quarter ended                Six Months ended
                                                                                      June 30,                      June 30,
                                                                               1999           1998            1999          1998
                                                                             --------       --------        --------       --------
Net sales                                                                    $ 20,934       $ 22,190        $ 41,370       $ 45,877
Cost of sales                                                                  14,792         25,505          29,339         43,689
                                                                             --------       --------        --------       --------
Gross profit (loss)                                                             6,142         (3,315)         12,031          2,188


Selling, general and administrative expense                                     4,885          4,652           9,458          9,516
Research and development expense                                                  311             82             825            128
                                                                             --------       --------        --------       --------
Operating income (loss)                                                           946         (8,049)          1,748         (7,456)

Interest expense                                                                  104            242             252            497
                                                                             --------       --------        --------       --------
Income (loss) before income taxes                                                 842         (8,291)          1,496         (7,953)

Provision (benefit) for income taxes                                               17           (459)             32           (324)
                                                                             --------       --------        --------       --------

Net income (loss)                                                            $    825       $ (7,832)       $  1,464       $ (7,629)
                                                                             ========       ========        ========       ========


Net income (loss) per share
         Basic                                                               $   0.11       $  (1.07)       $   0.19       $  (1.03)
         Diluted                                                             $   0.10       $  (1.07)       $   0.18       $  (1.03)

Shares used in calculating net income (loss) per share
         Basic                                                                  7,585          7,335           7,544          7,373
         Diluted                                                                8,032          7,335           7,922          7,373


                   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                             Six Months Ended
                                                                 June 30,
                                                             1999        1998
                                                           --------    --------
Net cash provided by operating activities                  $  3,998    $  1,872
                                                           --------    --------

Cash flows from investing activities:
       Additions to property, plant and equipment              (752)       (758)
       Proceeds from disposal of property, plant and
       equipment                                               --            14
       Other assets                                               4           5
                                                           --------    --------
Net cash used by investing activities                          (748)       (739)
                                                           --------    --------

Cash flows from financing activities:
       Proceeds from exercise of stock options                  338          67
       Proceeds from Employee Stock Purchase Plan                76         183
       Borrowings on bank revolving credit facility           4,600      15,000
       Payments on bank revolving credit facility            (8,600)    (14,700)
       Repurchase of treasury stock                            --          (836)
       Payments of long-term debt                              (200)       (300)
                                                           --------    --------
Net cash used by financing activities                        (3,786)       (586)
                                                           --------    --------

Net (decrease) increase in cash                                (536)        547

Cash and cash equivalents, beginning of period                2,366       1,127
                                                           --------    --------

Cash and cash equivalents, end of period                   $  1,830    $  1,674
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

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes To The Condensed Consolidated Financial Statements
                      (in thousands, except per share data)

1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements of the Company as of June 30, 1999, and for the three and six months ended June 30, 1999 and 1998 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

       The Company's fiscal quarter consists of a thirteen week period ending on the Saturday closest to June 30. For ease of presentation, interim periods are designated to have ended on June 30.

2.     EARNINGS PER SHARE
       The Company presents basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options using the treasury stock method.

       A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                                         Quarter ended June 30,            Six Months ended June 30,
                                                                         1999             1998              1999             1998
                                                                        -------          -------           -------          -------
Basic and Diluted EPS
         Net income (loss)                                              $   825          $(7,832)          $ 1,464          $(7,629)
                                                                        =======          =======           =======          =======

Basic EPS
         Common shares outstanding                                        7,585            7,335             7,544            7,373
                                                                        -------          -------           -------          -------
         Basic earnings (loss) per share                                $  0.11          $ (1.07)          $  0.19          $ (1.03)
                                                                        =======          =======           =======          =======

Diluted EPS
         Common shares outstanding                                        7,585            7,335             7,544            7,373

         Effect of Dilutive Securities -
           Common Stock Options                                             447             --                 378             --
                                                                        -------          -------           -------          -------
                                                                          8,032            7,335             7,922            7,373
Diluted EPS
         Diluted earnings (loss) per share                              $  0.10          $ (1.07)          $  0.18          $ (1.03)
                                                                        =======          =======           =======          =======

3.   COMPREHENSIVE INCOME (LOSS)

     There were no differences between net income and comprehensive income for the quarter and six months ended June 30, 1999 and June 30, 1998.

4.   Details of certain balance sheet accounts are as follows:

                                                        June 30,    December 31,
                                                         1999           1998
                                                       --------        --------
Net inventories:
Raw materials                                          $  2,062        $  3,595
Work in progress                                         11,316          10,936
Finished goods                                              296             279
                                                       --------        --------
                                                         13,674          14,810
Less: unliquidated progress payments                     (3,309)         (3,452)
                                                       --------        --------
                                                       $ 10,365        $ 11,358
                                                       ========        ========
Property, plant and equipment:
Land                                                   $    992        $    992
Building and improvements                                10,024           9,986
Machinery and equipment                                  26,041          25,570
Furniture and fixtures                                    3,139           3,025
                                                       --------        --------
                                                         40,196          39,573
Less accumulated depreciation                           (25,841)        (24,638)
                                                       --------        --------
Net property, plant and equipment                      $ 14,355        $ 14,935
                                                       ========        ========

5.   INCOME TAXES

     In the quarter and six months ended June 30, 1999, the Company recorded a provision for income taxes of $17 and $32 respectively for alternative minimum tax. In the quarter and six months ended June 30, 1998, the Company recorded a benefit for income taxes of $459 and $324 respectively which reflects loss carrybacks to the extent available. The Company has provided a valuation allowance for the full amount of its net deferred tax assets at June 30, 1999 because it is more likely than not that the deferred tax asset may not be realized.

6.   COMMITMENTS AND CONTINGENCIES

     The Company is involved from time to time in litigation incidental to its business including the following:

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

     The Company is continuing to conduct investigations of the facility for soil and groundwater contamination and operate a pilot remediation system in cooperation with the DEP. It is not possible at this stage of the proceedings to predict exactly what additional remediation and the costs thereby, if any, will be required. The Company has been informed by its insurers that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements. During the fourth quarter 1998 the Company took a charge for environmental remediation costs due to a settlement with the State of Massachusetts and a revision to its estimates for future remediation costs at the site.

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

     DeCoursey v. Signal Technology Corporation:

     The case was filed on August 25, 1998 in the United States District Court for the District of Massachusetts. Plaintiffs allege that they purchased Common Stock of the Company between April 28, 1997 and August 17, 1998 and seek to represent the class of all persons purchasing during that period. The Complaint, which was amended on March 29, 1999, alleges that the Company and its former Chief Executive Officer, Dale Peterson, violated
     Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks monetary damages. The Amended Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading as a result of alleged accounting irregularities. On June 11, 1999, the Company filed a motion to dismiss the Amended Complaint. Subsequently, the parties have requested that the court temporarily hold the motion to dismiss in abeyance pending voluntary mediation of the dispute. The Company cannot predict the outcome at this time.

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


     The following tables display net sales and operating income by business segment for the quarter and six months ended June 30, 1999 and 1998:

                                                                      Quarter ended                          Six Months ended
                                                                        June 30,                                 June 30,
                                                                 1999                1998                 1999               1998
                                                               --------            --------              ------            --------
Net Sales
---------
Microwave Components & Subsystems                              $ 11,277            $ 13,213            $ 21,702            $ 25,692
Power Management Products                                         6,696               4,421              14,005              11,609
RF Components & Subsystems                                        2,961               4,556               5,663               8,576
                                                               --------            --------              ------            --------
                                                               $ 20,934            $ 22,190              41,370            $ 45,877
                                                               ========            ========            ========            ========


Operating Income
----------------
Microwave Components & Subsystems                              $    834            $   (810)           $  1,611            $    135
Power Management Products                                           777              (7,459)              1,539              (7,943)
RF Components & Subsystems                                          169                 683                 255               1,259
Other(1)                                                           (834)               (463)             (1,657)               (907)
                                                               --------            --------              ------            --------
                                                               $    946            $ (8,049)           $  1,748            $ (7,456)
                                                               ========            ========            ========            ========


(1) Other is primarily corporate selling, general and administrative expenses that have not been allocated to the business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended June 30, 1999 and 1998

Net sales in the second quarter of 1999 decreased $1.3 million, or 5.7% as compared to the second quarter of 1998. Backlog increased from $71.4 million at March 31, 1999 to $76.8 million at June 30, 1999 on new orders of $26.5 million. A reduction in third and fourth quarter 1998 new orders at the Microwave and RF Components and Subsystems businesses was the primary reason for the decreased sales in the second quarter 1999 compared to the second quarter 1998.

Gross profit during the second quarter of 1999 increased $9.5 million as compared to the second quarter of 1998. Gross profit was adversely effected during the second quarter of 1998 by contract adjustments and inventory write-downs at the Company's Keltec Operation and to a lesser extent at its Microwave Components and Subsystems businesses. The impact of these adjustments in the second quarter 1998 was approximately $7.9 million and were a result of an investigation by Corporate management with the aid of its independent accountants and outside counsel into contract and inventory accounting practices at its Keltec Operation. For the second quarter of 1999 gross profit as a percentage of sales increased to 29.3% from 28.8% in the first quarter of 1999. The improved performance from both second quarter 1998 and first quarter 1999 is attributable to the Company's corrective actions taken including a new management team at Keltec, strengthening performance assessment, tightening financial controls and streamlining operations.

Selling, general and administrative expenses increased $233 thousand or 5.0% as compared to the second quarter of 1998. As a percentage of sales, these expenses were 23.3% for the second quarter of 1999 and 21.0% for the second quarter of 1998. The increase in selling, general and administrative expense is primarily due to increased payroll and professional fees at the corporate office.

Company-funded research and development increased to $311 thousand for the second quarter of 1999 from $82 thousand in the second quarter of 1998. The Company has instituted an enhanced research and development program for 1999.

Interest expense was $138 thousand lower for the second quarter 1999 as compared to the second quarter 1998 primarily due to lower levels of borrowings. Total debt decreased to $6.2 million at June 30, 1999 from $13.9 million at June 30, 1998.

In the second quarter of 1999 the Company recorded a provision for income taxes of $17 thousand for alternative minimum tax compared to an income tax benefit of $459 thousand in the second quarter of 1998. The second quarter 1999 tax is less than the statutory rate principally due to the use of net operating loss carryforwards. The second quarter 1998 benefit reflects loss carry backs to the extent available. The Company has provided a valuation allowance for the full amount of its net deferred tax asset at June 30, 1999 because it is more likely than not that the deferred tax asset may not be realized.

Business Segments

The Company has five operating divisions referred to as Arizona, California, Systems, Keltec and Olektron and reports its operations within three segments:
Microwave  Components and

Subsystems (Arizona, California and Systems), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron).

The following tables display net sales and operating income by business segment for each of the quarters ending June 30:

(amounts in thousands)                                   1999            1998
                                                       --------        --------
Net Sales
---------
Microwave Components & Subsystems                      $ 11,277        $ 13,213
Power Management Products                                 6,696           4,421
RF Components & Subsystems                                2,961           4,556
                                                       --------        --------
                                                       $ 20,934        $ 22,190
                                                       ========        ========

Operating Income
----------------
Microwave Components & Subsystems                      $    834        $   (810)
Power Management Products                                   777          (7,459)
RF Components & Subsystems                                  169             683
Other(1)                                                   (834)           (463)
                                                       --------        --------
                                                       $    946        $ (8,049)
                                                       ========        ========

(1) Other is primarily corporate selling, general and administrative expenses that have not been allocated to the business segments.

Microwave Components & Subsystems

Net sales of Microwave Components and Subsystems decreased by 14.7% in the second quarter of 1999 compared to the second quarter of 1998. The primary reason for the decrease was a reduction in third and fourth quarter 1998 orders.

Operating income of Microwave Components and Subsystems was $834 thousand for the second quarter 1999 compared to an operating loss of $810 thousand for the second quarter 1998. Gross profit was adversely effected during the second quarter of 1998 by contract adjustments and inventory write-downs of approximately $1.9 million.

Power Management Products

Net sales of Power Management Products increased by 51.4% in the second quarter of 1999 compared to the second quarter of 1998. The primary reason for the increase was a focused effort by the new management team to increase efficiencies in manufacturing and ship delinquent orders.

Operating income of Power Management Products was $777 thousand for the second quarter 1999 compared to an operating loss of $7,459 thousand for the second quarter of 1998. Gross profit was adversely effected during the second quarter 1998 by contract adjustments and inventory write-downs of approximately $6.0 million. Contributing to the increase in operating income during the second quarter 1999 was increased sales volume, greater efficiencies in manufacturing and changes in contract mix.

RF Components and Subsystems

Net sales of RF Components and Subsystems decreased by 35.0% in the second quarter of 1999 compared to the second quarter of 1998. The primary reason for the decreased sales was a reduction in new orders during the last half of 1998 and first quarter 1999.

Operating income of RF Components and Subsystems was $169 thousand for the second quarter of 1999 compared to $683 thousand for the second quarter of 1998. The $514 thousand decrease in operating income is mainly attributable to the above mentioned decrease in sales volume.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

Net sales in the first six months of 1999 decreased $4.5 million, or 9.8% as compared to the first six months of 1998. Backlog increased from $64.8 million at December 31, 1998 to $76.8 million at June 30, 1999 on new orders of $53.4 million. This compares to a decrease in backlog from $88.7 million at December 31, 1997 to $85.7 million at June 30, 1998 on new orders of $42.9 million in the first six months of 1998. A reduction in third and fourth quarter 1998 new orders at the Microwave and RF Components and Subsystems businesses was the primary reason for the decreased sales in the first six months of 1999 compared to the first six months of 1998.

Gross Profit during the first six months of 1999 increased $9.8 million as compared to the first six months of 1998. Gross profit was adversely effected during the first six months of 1998 by contract adjustments and inventory write-downs at the Company's Keltec Operation and to a lesser extent at its Microwave Components and Subsystems businesses. The impact of these adjustments in the first six months of 1998 was approximately $8.2 million and were a result of an investigation by Corporate management with the aid of its independent accountants and outside counsel into contract and inventory accounting practices at its Keltec Operation. For the first six months of 1999 gross profit as a percentage of sales was 29.1%. The improved performance over the first six months of 1998 is attributable to the Company's corrective actions taken including a new management team at Keltec, strengthening performance assessment, tightening financial controls and streamlining operations.

Selling, general and administrative expenses decreased $58 thousand or 0.6% as compared to the first six months of 1998.

Company funded research and development increased to $825 thousand for the first six months of 1999 from $128 thousand in the first six months of 1998. The Company has instituted an enhanced research and development program for 1999.

Interest expense was $245 thousand lower for the first six months of 1999 as compared to the first six months of 1998 primarily due to lower levels of borrowings. Total debt decreased to $6.2 million at June 30, 1999 from $13.9 million at June 30, 1998.

During the first six months of 1999 the Company recorded a provision for income taxes of $32 thousand for alternative minimum tax compared to an income tax benefit of $324 thousand for the first six months of 1998. The year to date 1999 tax is less than the statutory rate principally due to the use of net operating loss carryforwards. The year to date 1998 benefit reflects loss carry backs to the extent available. The Company has provided a valuation allowance for the full amount of its net deferred tax asset at June 30, 1999 because it is more likely than not that the deferred tax asset may not be realized.

Business Segments

The following tables display net sales and operating income by business segment for the six months ending June 30:

(amounts in thousands)                                      1999         1998
                                                          --------     ---------
Net Sales
---------
Microwave Components & Subsystems                          $ 21,702    $ 25,692
Power Management Products                                    14,005      11,609
RF Components & Subsystems                                    5,663       8,576
                                                           --------    --------
                                                           $ 41,370    $ 45,877
                                                           ========    ========

Operating Income
----------------
Microwave Components & Subsystems                          $  1,611    $    135
Power Management Products                                     1,539      (7,943)
RF Components & Subsystems                                      255       1,259
Other (1)                                                    (1,657)       (907)
                                                           --------    --------
                                                           $  1,748    $ (7,456)
                                                           ========    ========

(1) Other is primarily corporate selling, general and administrative expenses that have not been allocated to the business segments.

Microwave Components & Subsystems

Net sales of Microwave Components and Subsystems decreased by 15.5% in the first six months of 1999 compared to the first six months of 1998. The primary reason for the decrease was a reduction in third and fourth quarter 1998 orders.

Operating income of Microwave components and Subsystems was $1,611 thousand for the first six months of 1999 compared to $135 thousand for the first six months of 1998. Gross profit was adversely effected during the first six months of 1998 by contract adjustments and inventory write-downs of approximately $1.9 million.

Power Management Products

Net sales of Power Management Products increased by 20.6% in the first six months of 1999 compared to the first six months of 1998. The primary reason for the increase was a focused effort by the new management team to increase efficiencies in manufacturing and ship delinquent orders.

Operating income of Power Management Products was $1,539 thousand for the first six months of 1999 compared to an operating loss of $7,943 thousand for the first six months of 1998. Gross profit was adversely effected during the first six months of 1998 by contract adjustments and inventory write-downs of approximately $6.3 million. Contributing to the increase in operating income during the first six months of 1999 was increased sales volume, greater efficiencies in manufacturing and changes in contract mix.

RF Components and Subsystems

Net sales of RF Components and Subsystems decreased by 34.0% in the first six months of 1999 compared to the first six months of 1998. The primary reason for the decreased sales was a reduction in new orders during the last six months of 1998 and first quarter 1999.

Operating income of RF Components and Subsystems was $255 thousand for the first six months 1999 compared to $1,259 thousand for the first six months of 1998. The $1,004 thousand decrease in operating income is mainly attributable to the above mentioned decrease in sales volume.

Liquidity and Capital Resources

At June 30, 1999, the Company had working capital of $18.2 million, including cash and cash equivalents of $1.8 million, as compared to working capital of $19.7 million and cash and cash equivalents of $2.4 million, respectively at December 31, 1998. In the first six months of 1999, the Company repaid borrowings under the Company's revolving credit facility of $4.0 million reducing to zero the amount borrowed under the facility. Net cash flow from operations was $4.0 million for the first six months of 1999 compared to $1.9 million for the first six months of 1998. A $1.0 million reduction in inventories and a $0.9 million increase in customer advances contributed to the increased cash flow from operations.

The Company's borrowing arrangement requires the Company to maintain certain minimum balances and ratios, the most significant of which requires the maintenance of a minimum net worth. The Company was in compliance with all debt convenants at June 30, 1999.

The Company continues to investigate acquisition opportunities in complementary businesses, product lines and markets, but has no commitments for additional acquisitions at this time. The Company believes that it has adequate cash, working capital and available financing to meet its operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

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

The Company is presently in the final phase of a five-phase plan to ensure compliance in all of its products, internal systems, and suppliers and thus mitigate against disruption of the Company's business at the turn of the century. The five phases of the Company's plan are Awareness, Assessment, Remediation, Testing, and Implementation. The last phase, Implementation, is scheduled to be completed in September 1999. The first four phases have been completed. The areas of focus are: Products, Computer Software, Computer Hardware, Embedded Systems, and Supplier Compliance. Each of the Company's five operating divisions is separately implementing the plan.

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

The projected costs of approximately $475 thousand associated with the Company's overall plan to achieve Y2K compliance are not expected to have a material effect on the Company's results of operations or financial position. Costs include internal labor, outside consultants and, to a lesser extent, new computer hardware and software required to achieve Y2K compliance. To date, the Company has expended approximately $248 thousand.

At this time, the Company has not developed a "worst case" scenario or an overall year 2000 contingency plan and does not intend to do so unless, as a result of its ongoing year 2000 review, management believes such plans are warranted. The only contingency planning that is currently set to be implemented results from a comprehensive survey of the Company's suppliers in order to learn which will be impacted by the Y2K problem.

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

Cautionary Note

This Form 10-Q may contain  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which the Company is involved,
(ii) the impact of an amendment to the Company's credit facility on its liquidity, (iii) the Company's ability to meet its operating and capital requirement and to pursue acquisition opportunities, (iv) projected costs of ameliorating risks associated with, and problems caused by, the Year 2000 problem, and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgement of the Company as on the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, changes in regulatory processes, the Company's dependence on certain key customers (including the U.S. Government), the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the development of future products.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECUTIRY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 4, 1999, to consider and vote upon proposals to (i) elect three directors, (ii) ratify the action of the directors in amending the Company's 1992 Equity Incentive Plan, and (iii) ratify the action of the directors in extending the term of the Company's Employee Stock Purchase Plan. Larry L. Hansen, Harvey C. Krentzman, and Thomas F. Skelly were elected as directors of the Company by a vote of 6,417,167, 6,417,067, and 6,495,114 for, respectively, and 518,700, 518,800, and
440,753 withheld, respectively. The second proposal was approved by a vote of 2,976,113 for, 1,429,963 against, 20,138 abstaining, and 2,509,653 broker non-votes. The third proposal was approved by a vote of 4,273,582 for, 234,871 against, 16,525 abstaining, and 2,410,889 broker non-votes.

The following directors continued in office after the meeting: George E. Lombard, Thomas G. McInerney, Bernard P. O'Sullivan, and Joseph Schneider.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index

       Exhibits            Description
       --------            -----------
       27         Financial Data Schedule

(b)    Reports on Form 8-K
       None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                SIGNAL TECHNOLOGY CORPORATION


                                By:  /s/   Robert Nelsen
                                           Robert Nelsen
                                           Chief Financial Officer and
                                           Principal Accounting Officer

                                           DATE: August 12, 1999