Form 10-Q
period 1999-09-30
SIGNAL TECHNOLOGY CORP
filed 1999-11-15
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

 Common Stock                                    Outstanding at November 9, 1999
$.01 Par Value                                           7,672,089 shares

                                      INDEX


                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets                                                 3
                  Condensed Consolidated Statements of Operations                                       4
                  Condensed Consolidated Statements of Cash Flows                                       5
                  Notes to Condensed Consolidated Financial Statements                                  6

         Item 2   Management's Discussion and Analysis of Financial Condition                           10
                  and Results of Operations

         Item 3  Qualitative and Quantitative Disclosures About Market Risk                             15



PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                                                     16

         Item 6   Exhibits and Reports on Form 8-K                                                      16


SIGNATURE                                                                                               16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         Condensed Consolidated Balance Sheets
                                                    (In thousands)


                                                                           September 30,              December 31,
                                                                               1999                      1998
                                                                        --------------------      --------------------
Assets:
Cash and cash equivalents                                                $        5,665             $       2,366
Accounts receivable, net                                                         13,316                    12,894
Inventories                                                                       9,541                    11,358
Deferred income taxes                                                             4,254                     1,562
Refundable income taxes                                                             733                     2,319
Other current assets                                                                389                       208
                                                                        --------------------      --------------------
         Total current assets                                                    33,898                    30,707
                                                                        --------------------      --------------------

Property, plant and equipment, net                                               14,288                    14,935
Intangible assets, net                                                            2,189                     2,505
Other assets                                                                        829                       836
                                                                        --------------------      --------------------
         Total assets                                                      $     51,204              $     48,983
                                                                        ====================      ====================

Liabilities and stockholders' equity:
Current maturities of long-term debt                                     $          480            $          480
Accounts payable                                                                  3,047                     3,067
Accrued expenses                                                                  9,591                     7,456
Customer advances                                                                   762                         3
                                                                        --------------------      --------------------
         Total current liabilities                                               13,880                    11,006
                                                                        --------------------      --------------------

Deferred income taxes                                                             1,562                     1,562
Long-term debt, net of current maturities                                         5,728                     9,928

Stockholders' equity
Common stock                                                                         78                        75
Additional paid-in capital                                                       13,599                    12,947
Retained earnings                                                                17,257                    14,365
                                                                        --------------------      --------------------
                                                                                 30,934                    27,387
Less treasury stock                                                                (900)                     (900)
                                                                        --------------------      --------------------
         Total stockholders' equity                                              30,034                    26,487
                                                                        --------------------      --------------------
         Total liabilities and stockholders' equity                        $     51,204              $     48,983
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

                                          SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                          Condensed Consolidated Statements of Operations
                                              (In thousands except per share amounts)

                                                                                  Quarter ended              Nine Months ended
                                                                                  September 30,                 September 30,
                                                                              1999            1998           1999           1998
                                                                              ----            ----           ----           ----

Net sales                                                                   $ 20,819        $ 22,766       $ 62,189        $ 68,643
Cost of sales                                                                 14,010          16,863         43,349          60,552
                                                                            --------        --------       --------        --------
Gross profit (loss)                                                            6,809           5,903         18,840           8,091


Selling, general and administrative expense                                    4,770           5,585         14,228          15,101
Research and development expense                                                 559              32          1,384             160
                                                                            --------        --------       --------        --------
Operating income (loss)                                                        1,480             286          3,228          (7,170)
Other expense                                                                  1,250            --            1,250            --
Interest expense                                                                  94             201            346             698
                                                                            --------        --------       --------        --------
Income (loss) before income taxes                                                136              85          1,632          (7,868)

Income tax expense (benefit)                                                  (1,292)           --           (1,260)           (324)
                                                                            --------        --------       --------        --------
Net income (loss)                                                           $  1,428              85          2,892        $ (7,544)
                                                                            ========        ========       ========        ========


Net income (loss) per share
         Basic                                                              $   0.19        $    .01       $   0.38        $  (1.02)
         Diluted                                                            $   0.18        $    .01       $   0.36        $  (1.02)

Shares used in calculating net income (loss) per share
         Basic                                                                 7,652           7,349          7,580           7,364
         Diluted                                                               8,106           7,618          7,981           7,364



                   The accompanying notes are an integral part of the condensed consolidated financial statements.

                                          SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                          Condensed Consolidated Statements of Cash Flows
                                                          (In thousands)


                                                                                                         Nine Months Ended
                                                                                                           September 30,
                                                                                                    1999                    1998
                                                                                                    ----                    ----

Net cash provided by operating activities                                                          $  8,263                $  2,349
                                                                                                   --------                --------

Cash flows from investing activities:
       Additions to property, plant and equipment                                                    (1,361)                 (1,138)
       Proceeds from disposal of property, plant and
       equipment                                                                                       --                        39
       Other assets                                                                                       7                       7
                                                                                                   --------                --------
Net cash used by investing activities                                                                (1,354)                 (1,092)
                                                                                                   --------                --------

Cash flows from financing activities:
       Proceeds from exercise of stock options                                                          373                      72
       Proceeds from Employee Stock Purchase Plan                                                       217                     183
       Borrowings on bank revolving credit facility                                                   4,600                  21,100
       Payments on bank revolving credit facility                                                    (8,600)                (21,200)
       Repurchase of treasury stock                                                                    --                      (869)
       Payments of long-term debt                                                                      (200)                   (400)
                                                                                                   --------                --------
Net cash used by financing activities                                                                (3,610)                 (1,114)
                                                                                                   --------                --------

Net increase in cash                                                                                  3,299                     143

Cash and cash equivalents, beginning of period                                                        2,366                   1,127
                                                                                                   --------                --------
Cash and cash equivalents, end of period                                                           $  5,665                $  1,270
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

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes To The Condensed Consolidated Financial Statements
                      (in thousands, except per share data)

1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of the Company as of September 30, 1999, and for the three and nine months ended September 30, 1999 and 1998 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1998, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

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

       A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                                              Quarter ended                  Nine Months ended
                                                                              September 30,                     September 30,
                                                                           1999            1998             1999             1998
                                                                           ----            ----             ----             ----
       Basic and Diluted EPS
                Net income (loss)                                        $ 1,428          $    85          $ 2,892          $(7,544)
                                                                         =======          =======          =======          =======

       Basic EPS
                Common shares outstanding                                  7,652            7,349            7,580            7,364
                                                                         -------          -------          -------          -------
                Basic earnings (loss) per share                          $  0.19          $  0.01          $  0.38          $ (1.02)
                                                                         =======          =======          =======          =======

       Diluted EPS
                Common shares outstanding                                  7,652            7,349            7,580            7,364

                Effect of Dilutive Securities -
                  Common Stock Options                                       454              269              401             --
                                                                         -------          -------          -------          -------
                                                                           8,106            7,618            7,981            7,364
       Diluted EPS
                Diluted earnings (loss) per share                        $  0.18          $  0.01          $  0.36          $ (1.02)
                                                                         =======          =======          =======          =======

3.     COMPREHENSIVE INCOME (LOSS)

       There were no differences between net income and comprehensive income for the quarter and nine months ended September 30, 1999 and September 30, 1998.

4.     Details of certain balance sheet accounts are as follows:

                                                                                            September 30,               December 31,
                                                                                                 1999                       1998
                                                                                                 ----                       ----
       Net inventories:
       Raw materials                                                                           $  2,073                    $  3,595
       Work in progress                                                                          10,499                      10,936
       Finished goods                                                                               244                         279
                                                                                               --------                    --------
                                                                                                 12,816                      14,810
       Less: unliquidated progress payments                                                      (3,275)                     (3,452)
                                                                                               --------                    --------
                                                                                               $  9,541                    $ 11,358
                                                                                               ========                    ========
       Property, plant and equipment:
       Land                                                                                    $    992                    $    992
       Building and improvements                                                                 10,042                       9,986
       Machinery and equipment                                                                   26,564                      25,570
       Furniture and fixtures                                                                     3,197                       3,025
                                                                                               --------                    --------
                                                                                                 40,795                      39,573
       Less accumulated depreciation                                                            (26,507)                    (24,638)
                                                                                               --------                    --------
       Net property, plant and equipment                                                       $ 14,288                    $ 14,935
                                                                                               ========                    ========

5.     INCOME TAXES

       In the quarter and nine months ended September 30, 1999, the Company recorded a benefit for income taxes of $1,292 and $1,260 respectively. The benefit for income taxes relates to the reversal of a valuation allowance on the deferred tax asset which the Company believes is more likely than not to be realized, based on the Company's earnings performance. In the quarter and nine months ended September 30, 1998, the Company recorded an income tax expense of $0 and a benefit for income taxes of $324 respectively which reflects loss carrybacks to the extent available.

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

       Sunnyvale Indemnification Claim:

       Eaton Corporation has filed a suit against the Company in United States District Court, Northern District of California, alleging that it has a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of Eaton Corporation. The indemnification claim was recently dismissed at the trial level, but is now being appealed by Eaton Corporation. The Company believes that the ultimate disposition will not materially affect its financial position or results of operations.

       DeCoursey v. Signal Technology Corporation:

       The case was filed on August 25, 1998 in the United States District Court for the District of Massachusetts. Plaintiffs allege that they purchased Common Stock of the Company between April 28, 1997 and August 17, 1998 and seek to represent the class of all persons purchasing during that period. The Complaint, which was amended on March 29, 1999, alleges that the Company and its former Chief Executive Officer, Dale Peterson, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks monetary damages. The Amended Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading as a result of alleged accounting irregularities. On June 11, 1999, the Company filed a motion to dismiss the Amended Complaint. Subsequently, the parties reached an agreement-in-principle to settle. The agreement-in-principle is subject to a number of customary contingencies, including court approval of the settlement. During the third quarter 1999 the Company recorded a charge in other expense to establish a reserve of $1,250 in connection with the agreement-in-principle related to this litigation.

       L-3 Communications Corporation v. Signal Technology Corporation, et al:

       This case was filed on September 3, 1998 in the Superior Court in Fulton County, Georgia. The Complaint alleges that certain former employees of L-3 Communications now working for the Company unlawfully misappropriated confidential and trade secret information on behalf of the Company and unlawfully induced other L-3 Communications employees to join the Company. L-3 Communications has brought claims for civil conspiracy, tortuous interference with prospective and contractual relations, under both the Georgia Deceptive Trade Practices Act and the Uniform Trade Secrets Act and seeks monetary damages. The complaint was dismissed in October without prejudice.

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

       The following tables display net sales and operating income by business segment for the quarter and nine months ended September 30, 1999 and 1998:

                                                                      Quarter ended                        Nine Months ended
                                                                      September 30,                           September 30,
                                                                 1999               1998                 1999                1998
                                                                 ----               ----                 ----                ----
       Net Sales
       ---------
       Microwave Components & Subsystems                       $ 11,754            $ 12,863            $ 33,456            $ 38,555
       Power Management Products                                  5,918               5,972              19,923              17,581
       RF Components & Subsystems                                 3,147               3,931               8,810              12,507
                                                               --------            --------            --------            --------
                                                               $ 20,819            $ 22,766              62,189            $ 68,643
                                                               ========            ========            ========            ========
       Operating Income
       ----------------
       Microwave Components & Subsystems                       $  1,452            $  1,121            $  3,063            $  1,256
       Power Management Products                                    898                (154)              2,437              (8,097)
       RF Components & Subsystems                                   (24)                470                 231               1,729
       Other (1)                                                   (846)             (1,151)             (2,503)             (2,058)
                                                               --------            --------            --------            --------
                                                               $  1,480            $    286            $  3,228            $ (7,170)
                                                               ========            ========            ========            ========

(1) Other is primarily corporate selling, general and administrative expenses that have not been allocated to the business segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended September 30, 1999 and 1998

Net sales in the third quarter of 1999 decreased $1.9 million, or 8.6% as compared to the third quarter of 1998. A reduction in third and fourth quarter 1998 new orders at the Microwave and RF Components and Subsystems businesses was the primary reason for the decreased sales in the third quarter 1999 compared to the third quarter 1998.

Gross profit during the third quarter of 1999 increased $.9 million as compared to the third quarter of 1998. For the third quarter of 1999 gross profit as a percentage of sales increased to 32.7% from 25.9% in the third quarter of 1998. The improved performance is attributable to the Company's corrective actions taken including a new management team at Keltec, strengthening performance assessment, tightening financial controls, streamlining operations as well as changes in contract mix.

Selling, general and administrative expenses decreased $815 thousand or 14.6% as compared to the third quarter of 1998. As a percentage of sales, these expenses were 22.9% for the third quarter of 1999 and 24.5% for the third quarter of 1998. The decrease in selling, general and administrative expense is primarily due to a reduction in selling expenses and commissions.

Company-funded research and development increased to $559 thousand for the third quarter of 1999 from $32 thousand in the third quarter of 1998. The Company has instituted an enhanced research and development program for 1999.

Other expense of $1,250 thousand is a charge to third quarter 1999 earnings in connection with reaching an agreement-in-principle to settle the pending securities class action.

Interest expense was $107 thousand lower for the third quarter 1999 as compared to the third quarter 1998 primarily due to lower levels of borrowings. Total debt decreased to $6.2 million at September 30, 1999 from $13.4 million at September 30, 1998.

In the third quarter of 1999 the Company recorded a benefit for income taxes of $1,292 thousand resulting from the reversal of a valuation allowance on the deferred tax asset which the Company believes is more likely than not to be realized, based on the Company's earnings performance compared to an income tax expense of $0 thousand in the third quarter of 1998. The third quarter 1998 reflects loss carry backs to the extent available.

Business Segments
The Company has five operating divisions referred to as Arizona, California, Systems, Keltec and Olektron and reports its operations within three segments:
Microwave Components and Subsystems (Arizona, California and Systems), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron).

The following tables display net sales and operating income by business segment for each of the quarters ending September 30:

(amounts in thousands)                                   1999             1998
                                                         ----             ----
Net Sales
---------
Microwave Components & Subsystems                      $ 11,754        $ 12,863
Power Management Products                                 5,918           5,972
RF Components & Subsystems                                3,147           3,931
                                                       --------        --------
                                                       $ 20,819        $ 22,766
                                                       ========        ========

Operating Income
----------------
Microwave Components & Subsystems                      $  1,452        $  1,121
Power Management Products                                   898            (154)
RF Components & Subsystems                                  (24)            470
Other (1)                                                  (846)         (1,151)
                                                       --------        --------
                                                       $  1,480        $    286
                                                       ========        ========

(1) Other is primarily corporate selling, general and administrative expenses that have not been allocated to the business segments.

Microwave Components & Subsystems

Net sales of Microwave Components and Subsystems decreased by 8.6% in the third quarter of 1999 compared to the third quarter of 1998. The primary reason for the decrease was a reduction in third and fourth quarter 1998 orders.

Operating income of Microwave Components and Subsystems was $1,452 thousand for the third quarter 1999 compared to $1,121 thousand for the third quarter 1998. For the third quarter of 1999 gross profit as a percentage of sales increased to 35.5% from 28.7% in the third quarter of 1998. The increase is attributable to a renewed emphasis on cost control and changes in contract mix.

Power Management Products

Net sales of Power Management Products decreased by 1.0% in the third quarter of 1999 compared to the third quarter of 1998.

Operating income of Power Management Products was $898 thousand for the third quarter 1999 compared to an operating loss of $154 thousand for the third quarter of 1998. For the third quarter of 1999 gross profit as a percentage of sales increased to 32.1% from 15.7% in the third quarter of 1998. The increase in gross profit margin is attributable to improvements in manufacturing efficiencies, tightening of financial controls and changes in contract mix.

RF Components and Subsystems

Net sales of RF Components and Subsystems decreased by 19.9% in the third quarter of 1999 compared to the third quarter of 1998. The primary reason for the decreased sales was a reduction in new orders during the last half of 1998 and first quarter 1999.

The operating loss of RF Components and Subsystems was $24 thousand for the third quarter of 1999 compared to operating income of $470 thousand for the third quarter of 1998. The $494 thousand decrease in operating income is attributable to the above mentioned decrease in sales volume, technical problems on the Sparrow program and changes in contract mix.

Results of Operations for the Nine Months Ended September 30, 1999 and 1998

Net sales in the first nine months of 1999 decreased $6.5 million, or 9.4% as compared to the first nine months of 1998. Backlog increased from $64.8 million at December 31, 1998 to $75.0 million at September 30, 1999 on new orders of $72.4 million. This compares to a decrease in backlog from $88.7 million at December 31, 1997 to $76.5 million at September 30, 1998 on new orders of $56.5 million in the first nine months of 1998. A reduction in third and fourth quarter 1998 new orders at the Microwave and RF Components and Subsystems businesses was the primary reason for the decreased sales in the first nine months of 1999 compared to the first nine months of 1998.

Gross Profit during the first nine months of 1999 increased $10.7 million as compared to the first nine months of 1998. Gross profit was adversely effected during the first nine months of 1998 by contract adjustments and inventory write-downs at the Company's Keltec Operation and to a lesser extent at its Microwave Components and Subsystems businesses. The impact of these adjustments in the first nine months of 1998 was approximately $8.2 million and were a result of an investigation by Corporate management with the aid of its independent accountants and outside counsel into contract and inventory accounting practices at its Keltec Operation. For the first nine months of 1999 gross profit as a percentage of sales was 30.3%. The improved performance over the first nine months of 1998 is attributable to the Company's corrective actions taken including a new management team at Keltec, strengthening performance assessment, tightening financial controls, streamlining operations as well as changes in contract mix.

Selling, general and administrative expenses decreased $873 thousand or 5.8% as compared to the first nine months of 1998. The decrease in selling, general and administrative expense is primarily due to a reduction in selling expenses and commissions.

Company funded research and development increased to $1,384 thousand for the first nine months of 1999 from $160 thousand in the first nine months of 1998. The Company has instituted an enhanced research and development program for 1999.

Other expense of $1,250 thousand is a charge to earnings in connection with reaching an agreement-in-principle to settle the pending securities class action.

Interest expense was $352 thousand lower for the first nine months of 1999 as compared to the first nine months of 1998 primarily due to lower levels of borrowings. Total debt decreased to $6.2 million at September 30, 1999 from $13.4 million at September 30, 1998.

During the first nine months of 1999 the Company recorded a benefit for income taxes of $1,260 thousand resulting from the reversal of a valuation allowance on the deferred tax asset which the Company believes is more likely than not to be realized, based on the Company's earnings performance compared to an income tax benefit of $324 thousand for the first nine months of 1998. The year to date 1998 benefit reflects loss carry backs to the extent available.

Business Segments

The following tables display net sales and operating income by business segment for the nine months ending September 30:


(amounts in thousands)                                   1999            1998
                                                         ----            ----
Net Sales
---------
Microwave Components & Subsystems                      $ 33,456        $ 38,555
Power Management Products                                19,923          17,581
RF Components & Subsystems                                8,810          12,507
                                                       --------        --------
                                                       $ 62,189        $ 68,643
                                                       ========        ========

Operating Income
----------------
Microwave Components & Subsystems                      $  3,063        $  1,256
Power Management Products                                 2,437          (8,097)
RF Components & Subsystems                                  231           1,729
Other (1)                                                (2,503)         (2,058)
                                                       ========        ========
                                                       $  3,228        $ (7,170)
                                                       ========        ========

(1) Other is primarily corporate selling, general and administrative expenses that have not been allocated to the business segments.

Microwave Components & Subsystems

Net sales of Microwave Components and Subsystems decreased by 13.2% in the first nine months of 1999 compared to the first nine months of 1998. The primary reason for the decrease was a reduction in third and fourth quarter 1998 orders.

Operating income of Microwave components and Subsystems was $3,063 thousand for the first nine months of 1999 compared to $1,256 thousand for the first nine months of 1998. Gross profit was adversely effected during the first nine months of 1998 by contract adjustments and inventory write-downs of approximately $1.9 million.

Power Management Products

Net sales of Power Management Products increased by 13.3% in the first nine months of 1999 compared to the first nine months of 1998. The primary reason for the increase was a focused effort by the new management team to increase efficiencies in manufacturing and ship delinquent orders during the first six months of 1999.

Operating income of Power Management Products was $2,437 thousand for the first nine months of 1999 compared to an operating loss of $8,097 thousand for the first nine months of 1998. Gross profit was adversely effected during the first nine months of 1998 by contract adjustments and inventory write-downs of approximately $6.3 million. Contributing to the increase in operating income during the first nine months of 1999 was increased sales volume, greater efficiencies in manufacturing, tightening of financial controls as well as changes in contract mix.

RF Components and Subsystems

Net sales of RF Components and Subsystems decreased by 29.6% in the first nine months of 1999 compared to the first nine months of 1998. The primary reason for the decreased sales was a reduction in new orders during the last six months of 1998 and first quarter 1999.

Operating income of RF Components and Subsystems was $231 thousand for the first nine months 1999 compared to $1,729 thousand for the first nine months of 1998. The $1,498 thousand decrease in operating income is mainly attributable to the above mentioned decrease in sales volume, technical problems on the Sparrow program as well as changes in the contract mix.

Liquidity and Capital Resources

At September 30, 1999, the Company had working capital of $20.0 million, including cash and cash equivalents of $5.7 million, as compared to working capital of $19.7 million and cash and cash equivalents of $2.4 million, respectively at December 31, 1998. In the first nine months of 1999, the Company repaid borrowings under the Company's revolving credit facility of $4.0 million reducing to zero the amount borrowed under the facility. Net cash flow from operations was $8.2 million for the first nine months of 1999 compared to $2.3 million for the first nine months of 1998. A $1.8 million reduction in inventories and a $0.8 million increase in customer advances contributed to the increased cash flow from operations.

The Company's borrowing arrangement requires the Company to maintain certain minimum balances and ratios, the most significant of which requires the maintenance of a minimum net worth. The Company was in compliance with all debt convenants at September 30, 1999.

The Company continues to investigate acquisition opportunities in complementary businesses, product lines and markets, but has no binding commitments for additional acquisitions at this time. The Company believes that it has adequate cash, working capital and available financing to meet its operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

Impact of Year 2000

Management has been aware of the potential software and hardware anomalies associated with the upcoming date change commonly known as the Year 2000 problem
(Y2K). A comprehensive review of the Company's computer systems, software and internal embedded systems has been completed and management believes at this time that all Year 2000 issues have been addressed.

The Company has met its schedule in its corporate-wide plan to achieve compliance by the third quarter of 1999. The Company has completed the final phase of a five-phase plan to attempt to ensure compliance in all of its products, internal systems, and suppliers and thus has mitigated against any disruption of the Company's business at the end of 1999. The five phases of the Company's plan were Awareness, Assessment, Remediation, Testing, and Implementation. The last phase, Implementation, was completed during the third quarter 1999. The areas of focus were: Signal Technology Products, Computer Software, Computer Hardware, Embedded Systems, and Supplier Compliance. Each of the Company's five operating divisions, coordinated by the Company's Chief Information Officer, have separately implemented the plans for their division.

The Company has evaluated all of its product lines and has not identified any product that the Company believes will pose substantial risk of failure as a result of the Year 2000 date change.

As part of its overall plan, the Company has surveyed its suppliers to determine their Y2K readiness. The Company understands that its suppliers are an integral part of the Company's success. To the extent the Company management determines that any of its suppliers are not or will not be Y2K compliant, the Company may seek alternative sourceses.

The projected costs of approximately $475 thousand associated with the Company's overall plan to achieve Y2K compliance are not expected to have a material effect on the Company's results of operations or financial position. These costs include internal labor, outside consultants and, to a lesser extent, new computer hardware and software required to achieve Y2K compliance. To date, the Company has expended approximately $290 thousand.

The Company has not developed a "worst case" scenario or an overall year 2000 contingency plan and does not intend to do so, unless management determines that such a plan is warranted.

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

Cautionary Note

This Form 10-Q may contain  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which the Company is involved,
(ii) the impact of an amendment to the Company's credit facility on its liquidity, (iii) the Company's ability to meet its operating and capital requirements and to pursue acquisition opportunities, (iv) projected costs of ameliorating risks associated with, and problems caused by, the Year 2000 problem, and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgement of the Company as on the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, changes in regulatory processes, the Company's dependence on certain key customers (including the U.S. Government), the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the development of future products.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on borrowings under its revolving credit facility, which are subject to interest rates based on the bank's base rate plus 1/2%. The Company also has a collateralized real estate loan at the bank's base rate and a change in the applicable interest rate on such loan would affect the rate at which the Company could borrow funds.

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


                                        SIGNAL TECHNOLOGY CORPORATION


                                        By:   /s/   Robert Nelsen
                                                    Robert Nelsen
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer
                                                    (duly authorized officer)
                                                    DATE: November 12, 1999