Form 10-K405
period 1999-12-31
SIGNAL TECHNOLOGY CORP
filed 2000-03-30
CIK 901119

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                              --------------------

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 193
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ______ TO __________

                        Commission file number 000-21770

                          SIGNAL TECHNOLOGY CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)

                     Delaware                                           04-2758268
 (State Or Other Jurisdiction Of Incorporation Or          (I.R.S. Employer Identification No.)
                  Organization)

         222 Rosewood Drive, Danvers, MA                                 01923-450
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

On March 17, 2000, the aggregate fair value of the Registrant's Common Stock held by non-affiliates was $133,151,508. On March 17, 2000, there were 7,770,096 shares of the Registrant's Common Stock issued and outstanding.

                       Documents Incorporated By Reference

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on May 16, 2000. Certain exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 33-61124) and Form 8-K dated November 24, 1993.


                                            Signal Technology Corporation and Subsidiary

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


                                     PART I

Item I      Business

General

Signal Technology Corporation (the "Company") designs, develops, manufactures and markets sophisticated electronic components and subsystems that are utilized in a broad range of advanced defense, space and wireless telecommunication applications. The budget down cycle appears to have ended in the defense industry and we intend to take advantage of being one of the remaining independent merchant suppliers in defense electronics. In addition to the Company's commitment to grow its core defense electronics business, the Company's parallel strategy for growth is to continue its penetration into the rapidly growing wireless telecommunication market through a balanced combination of internal new product development and selective acquisitions of complementary businesses and product lines. One year into implementing its strategic vision to diversify to the broadband wireless infrastructure market the Company now serves two separate customer bases with complementary technology.

The Company's core technology involves precision control, management and generation of radio, microwave and millimeterwave frequencies and electrical currents. Principal uses for the Company's products include telecommunications networks, satellite communications, electronic countermeasures, intelligence guidance systems and radar subsystems.

The Company's major defense customers are prime government contractors which integrate the Company's products into complex systems sold to agencies of the United States government and to foreign countries. In recent years, changes in the global political situation have resulted in reductions in defense budgets and an apparent increase in United States military reliance upon sophisticated electronic equipment. However, it appears the defense downturn has ceased with budget forecasts flat to slightly increasing in the coming years. In addition, military agencies are seeking to maximize resources by enhancing and upgrading existing systems and platforms. The Company believes that its products are well positioned to take advantage of current defense trends due to its substantial incumbency on key existing programs and platforms.

In the commercial wireless markets the Company's principal customers are world-wide major telecommunication corporations which integrate the Company's products into a variety of complex digital radio products employed in wireless transport infrastructure applications. The advent of wireless communication (cellular/PCSA) and wireless data transfer has created a millimeterwave and microwave  based  industry  that is  experiencing  enormous  growth.  While  the transport segment is still in its early product life cycle, high speed (broadband) internet access is just now emerging and is anticipated to be a significantly larger market. On December 23, 1999, the Company purchased substantially all of the assets of Advanced Frequency Products LLC, a manufacturer of high-frequency millimeterwave and microwave transceivers for the broadband wireless infrastructure marketplace. During January 2000 the company created the Signal Wireless Group to focus on this growth market.

The Company integrates acquired businesses and product lines where possible with existing operations, reducing redundancies in administration, operations, facilities and other areas. In addition, the Company is diversifying its customer base by directing marketing and product development resources to commercial wireless applications in both domestic and international markets. The Company has embarked on a company wide Lean Enterprise initiative which is focused on streamlining operations, reducing cycle time throughout the company and establishing low cost, value-added business models for its customers.

Structure and Organization

The Company was incorporated in 1982 and became a public company in 1993. The company has six operating divisions; referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron and reports its operations within three segments: Microwave Components and Subsystems

(Arizona, California, Advanced Frequency Products and Systems), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsytems (Olektron).

Products and Customers

The Company's products are integrated into complex electronic systems and subsystems that require precision control, management and generation of radio, microwave and millimeterwave frequencies and electrical currents. The Company is dedicated to supplying high quality and highly reliable products that meet rigid customer requirements for performance and on-time delivery, while at the same time being competitively priced.

The following table sets forth information concerning net sales by business segment for years ending December 31:

                                                            ------------------------- ---------------------- -----------------------
(amounts in thousands)                                                1999                    1998                   1997
----------------------                                      ------------------------- ---------------------- -----------------------
Microwave Components & Subsystems                                     $44,950                $51,858               $59,362
Power Management Products                                              25,403                 24,262                25,298
RF Components & Subsystems                                             12,096                 15,963                17,579
------------------------------------------------------------------------------------------------------------------------------------
     Total                                                            $82,449                $92,083              $102,239
====================================================================================================================================

For selected financial data by business segment see ("Segment Information") Note 15 to the consolidated financial statements. Each of the Company's business segments market products to one or more of the following industries.

Defense

The Company continues to be a leading supplier of sophisticated, state-of-the-art electronic components and systems for missile guidance, airborne and ground based radars, electronic countermeasures (ECM), and electronic intelligence (ELINT). The Company supplies products on key missiles programs such as the AMRAAM, Tomahawk, Sparrow, Standard Missile (SM), BAT and PAC3/Patriot missile system. Key programs in ECM include the ALQ-99, ALQ-131, ALQ-135, ALQ-156, ALQ-165 (ASPJ), ALQ-172, ALQ-184, ALQ-211 (SIRFC), IDECM,
APR-48A (RFIS), APR-39, ALR-66/67 and Salamandre. Radar programs include MILSTAR, ARINE, GRIFO and a number of active electronically scanned array (AESA) programs. The Company provides microwave and RF components and subsystems that primarily generate, manage and control frequencies in the range of 1 Khz to 40Ghz. A typical example is a radar jamming system which incorporates a microwave oscillator that generates a signal to render enemy radar ineffective.

Power supply products are typically used for direct electric current (DC) to DC conversion or alternating electric current (AC) to DC conversion, and high or low voltage power at varied currents. For example, power management products would be used to convert 400 Hz AC current generated by an aircraft's generators into the high voltage high current required for the aircraft's radar.

Space

The Company provides products for spacecraft and launch vehicles. Principal space applications include satellite communications, intelligence, surveillance and sensing. The Company designs, develops and manufactures frequency components such as isolators, circulators, oscillators and power components such as DC to DC converters. The Company's products are used on satellite-based communication systems such as Astrolink, Beam Link, Globalstar (TM), Tempo (TM), GPS (Global Positioning System), SBIRS (Space Based Infared Sensor), HESSI (High Energy Solar Spectroscopic Imager), N.E.A.R. (Near Earth Asteriod Rendezvous), Milstar II and others. Such systems are designed to offer various combinations of voice, data, video, paging and facsimile to telephones and data terminals, environmental astrological experiment results and phenomena data, positioning and locating data and threat detection and warning.

Telecommunications

The Company is currently supplying the world-wide telecommunication industry with a large selection of communication products including complex microwave and millimeterwave transceivers, IF conversion modules (a device which allows signals to be converted from low frequency to high through intermediate staging), phase locked oscillators, synthesizers, power supplies, digital switching equipment, digitally tunable notch filters (a device which allows for the selection of a specific signal from an array of signals) as well as a large portfolio of single function microwave components. The Company's communication products cover a diverse range of applications such as cellular phone backhaul systems, fixed wireless local loop (WLL), terrestrial & space based satellite communications (SATCOM)/(VSAT) and local/wide area networks. The Company's products are generally marketed directly to telecommunication equipment providers who in turn support the end use service providers. In some applications, the Company's current customers are end use service providers.

The Company's principal customers are prime contractors and military agencies of the United States government and certain foreign countries. With the exception of Raytheon Company, which accounted for 18%, 23%, and 20% of the Company's net sales in 1999, 1998, and 1997, respectively, the Company believes that the loss of any single customer would not have a material adverse effect on the Company.

The following table sets forth information concerning net sales of the Company's
products  to  categories  of  customers  and  geographic   markets.   The  sales
information  includes  direct sales by the Company to the customer or market and indirect sales to prime contractors selling to the customer or market.

                                                                       Year Ended December 31,

                                     -----------------------------------------------------------------------------------------------
                                               1999                          1998                             1997
                                     -------------------------- ------------------------------- ------------------------------------
(dollars in thousands)                     $            %             $               %                $                %
------------------------------------ -------------- ----------- --------------- --------------- ----------------- ------------------
U.S. government
      Military                             $54,830       66%           $64,599         70%               $77,117          75%
      Non-Military                           3,063        4              1,262          1                    792           1
U.S. Commercial                              7,422        9              7,639          9                  7,510           7
International
      Military                              14,924       18             16,689         18                 14,420          15
      Commercial                             2,210        3              1,894          2                  2,400           2
------------------------------------------------------------------------------------------------------------------------------------
Total                                      $82,449      100%           $92,083        100%              $102,239         100%
====================================================================================================================================


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

Sales and Marketing

The Company markets its products through its own sales force and a network of knowledgeable independent sales representatives and distributors. The Company's sales force is comprised of divisional Vice Presidents, Marketing; regional sales managers;sales personnel and support staff. The Company has independent sales representatives in the U.S. and numerous foreign countries.

The Company's sales managers are responsible for coordinating the independent sales representatives and for having extensive knowledge of government and commercial programs in their respective regions. They also keep the Company's engineering, manufacturing and management personnel advised of possible future trends and requirements of customers.

The key to the Company's sales and marketing strategy is the development of long-term relationships with its customers and to have its products designed into its customers' systems. This is achieved by regular communications and meetings between Company personnel at all levels and their counterparts in the customer's organization. The Company is active in forming strategic alliances and buying agreements.

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

The Company invests in product development, principally engineering, to meet and anticipate  customer  requirements  for new products or enhancements of existing
products.  In  addition,  the  Company  undertakes   customer-sponsored  product
development  contracts.   Accordingly,  the  Company's  development  activities,
whether Company-funded or  customer-sponsored,  are generally product or program specific. The Company retains rights from  customer-sponsored  development work.
The amounts of company-funded and customer-sponsored  development work performed in each of the last three years are as follows:

                                                               Year Ended December 31,
                                           ----------------------------------------------------------------
(dollars in thousands)                            1999                    1998                    1997
-----------------------------------------------------------------------------------------------------------
Company-funded                                  $1,786                   $ 274                   $ 777
Customer-sponsored                               1,607                   1,794                   1,787
-----------------------------------------------------------------------------------------------------------
Total                                           $3,393                  $2,068                  $2,564
===========================================================================================================

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

Backlog

At December 31, 1999 and December 31, 1998, the Company had a backlog of unshipped orders of $83,439 thousand and $64,803 thousand, respectively. The Company expects to ship all of the December 31, 1999 backlog within 2000, except for approximately $33,800 thousand which will be shipped in later periods.

Competition

Reduced defense spending, by the United States government and many of its allies, has intensified competition in defense electronics. Competition in the commercial wireless industry is global, and consequently the company competes with both domestic and international companies in this market. Competition in both the defense and commercial segments is based primarily on price, product performance, reliability and customer support. The Company believes that it competes effectively in all of these areas. The Company's continued success will depend in part on its ability to develop and introduce innovative, low cost, quality products that meet or exceed customers' specifications.

The Company believes its technological legacy and financial strength will make it a strong competitor in both the defense electronics and commercial wireless markets. There is no single competitor that competes with the Company in all of its product lines. Some of the Company's competitors have greater financial and operating resources than the Company. In addition, certain of the Company's customers have technological capabilities in the Company's product areas and could choose to manufacture certain products themselves rather than purchase from suppliers such as the Company.

Employees

As of December 31, 1999, the Company had 657 full-time employees at its various divisions. No employees are represented by unions. The Company believes its relations with its employees are good.

Intellectual Property

The Company holds patents issued in the United States and certain European countries. While the Company considers its patents to be of some value, the Company believes that its technological position depends primarily on the technical competence and the creative ability of its engineering staff in the areas of product design and manufacturing processes. All of the Company's key personnel are subject to confidentiality agreements. The Company also relies on a combination of copyright and trademark protection with respect to certain of its intellectual property.

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

Massachusetts:        The Company owns a modern  25,000  square foot building in
                      Webster  and a  modern  40,350  square  foot  building  in
                      Beverly. The Company leases 10,760 square feet in a modern
                      building  in  Andover,   MA.  The  lease  includes  water,
                      maintenance of common areas and real estate taxes. The lease expires July 31, 2000. The Company does not expect to renew the lease and the balance of rent to be paid is $75,887.

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

Item 3            Legal Proceedings

The Company is involved from time to time in litigation incidental to its business. Ongoing legal proceedings are as follows:

Weymouth Environmental Contamination

In April 1996, the Company sold its manufacturing facility in Weymouth, Massachusetts but retained the environmental liability and responsibility associated with groundwater contaminants present at and associated with the site. This site has been classified as a Tier 1A disposal site by the Massachusetts Department of Environmental Protection ("DEP"), as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the site and still present in the groundwater at the site; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

In accordance with the applicable provisions of the Massachusetts Contingency Plan, the Company has completed its investigation of the Site and has submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system with the addition of a supplemental well. It is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative, and if not, the specific remedial actions, if any, that it will require.

Sunnyvale Indemnification Claim

Eaton Corporation has filed a suit against the Company in United States District Court, Northern District of California, alleging that it has a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of Eaton Corporation. The indemnification claim was recently dismissed at the trial level, but is now being appealed by Eaton Corporation. The matter is pending before the Ninth Circuit of the United States Court of Appeals and the outcome as to the results is uncertain.

DeCoursey v. Signal Technology Corporation

The case was filed on August 25, 1998 in the United States District Court for the District of Massachusetts. Plaintiffs allege that they purchased Common Stock of the Company between April 28, 1997 and August 17, 1998 and seek to represent the class of all persons purchasing during that period. The Complaint, which was amended on March 29, 1999, alleges that the Company and its former Chief Executive Officer, Dale Peterson, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks monetary damages. The Amended Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading as a result of alleged accounting irregularities. On June 11, 1999, the Company filed a motion to dismiss the Amended Complaint. Subsequently, the parties reached an agreement-in-principle to settle. The agreement-in-principle is subject to a number of customary contingencies, including court approval of the settlement. During the third quarter of 1999 the Company took a charge to earnings of $1,250 thousand in connection with the agreement-in-principle to settle the lawsuit.

L3 Communications Corporation v. Signal Technology Corporation, et al

This case was filed on September 3, 1998 in the Superior Court in Fulton County, Georgia. The Complaint alleges that certain former employees of L-3 Communications now working for the Company unlawfully misappropriated confidential and trade secret information on behalf of the Company and unlawfully induced other L-3 Communications employees to join the Company. L-3 Communications has brought claims for civil conspiracy, tortuous interference with prospective and contractual relations, under both the Georgia

Deceptive Trade Practices Act and the Uniform Trade Secrets Act and seeks monetary damages. The complaint was dismissed in October 1999 without prejudice.

Transistor Devices, Inc. v. Signal Technology Corporation

On October 29, 1999, Transistor Devices, Inc. filed suit in the Superior Court in Morris County, New Jersey, against the Company's Keltec division. The Company removed the case to the United States District Court for the District of New Jersey, where it is currently pending. The complaint alleges that Keltec is liable for defamation and intentional interference with contractual relations based on alleged statements made by Keltec's President to representatives of Lockheed Martin Corporation in connection with Lockheed Martin's solicitation of bids for the design and manufacture of a certain power supply unit in August 1999. Transistor Devices claims that the alleged statements were intended to injure its reputation and interfere with its bid and prospective economic advantage with Lockheed Martin.

In December 1999, Keltec denied the allegations set forth in the complaint and filed counterclaims against Transistor Devices for breach of contract and breach of the implied covenant of good faith and fair dealing. Keltec claims that Transistor Devices' bid to Lockheed Martin directly contravenes the non-compete provisions in an Asset Purchase Agreement executed by Transistor Devices and Keltec on December 6, 1996. The case is being defended by the Company's insurer.

Item 4            Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5            Market for Registrant's Common Equity and Related Stockholder
                  Matters

The Company's Common Stock is listed on the American Stock Exchange ("AMEX"), under the symbol STZ. The high and low closing prices for shares of the Company's Common Stock for the past two years were as follows:

                                                                    1999                                1998
                                                       -----------------------------------------------------------------------------
                                                             High             Low              High                Low
------------------------------------------------------------------------------------------------------------------------------------
First Quarter                                             $  4-3/4        $  2-9/16         $  7               $  4-3/4
Second Quarter                                               5-7/8           3-11/16           6-1/2              5-1/4
Third Quarter                                                5-3/4           5                 6-3/8              3-1/2
Fourth Quarter                                               9-5/8           4                 3-1/2              2-1/2
====================================================================================================================================

There were approximately 85 holders of record of the Company's Common Stock on March 17, 2000. The closing price per share of the Company's Common Stock on March 17, 2000 as reported on the AMEX was $ 23.

The Company has never paid cash dividends on its Common Stock. The Company currently anticipates that it will retain all available funds for use in operations and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6            Selected Consolidated Financial Data

SELECTED CONSOLIDATED FINANCIAL DATA
(in thousands, except per share amounts
 and employees at year-end)                                        1999          1998           1997          1996          1995
------------------------------------------------------------------------------------------------------------------------------------
OPERATIONS
Net Sales                                                       $  82,449     $  92,083      $ 102,239      $ 113,064     $  89,728
Operating income (loss) (1)                                         5,565        (6,600)            76          4,252         1,040
Income (loss) before taxes                                          3,947        (7,497)          (994)         2,907          (123)
Net Income (loss)                                                   4,476        (7,173)          (657)         1,698          (269)
Net income (loss) per share (1):
    Basic                                                            0.59         (0.97)         (0.09)          0.24         (0.04)
    Diluted                                                     $    0.56     $   (0.97)     $   (0.09)     $    0.22     $   (0.04)

Shares used in calculating net income
  (loss) per share:
    Basic                                                           7,587         7,365          7,268          7,076         6,880
    Diluted                                                         7,986         7,365          7,268          7,676         6,880
                              (1) In 1995, includes restructuring expense of $779 or $(0.07) per share
------------------------------------------------------------------------------------------------------------------------------------
FINANCIAL POSITION

Current assets                                                  $  32,434     $  30,707      $  42,670      $  47,096     $  46,421
Current liabilities                                                18,818        11,006         13,631         16,065        15,682
Total assets                                                       57,601        48,983         62,840         65,644        66,117
Long-term debt, less current maturities                             5,573         9,928         13,408         13,408        17,283
Total debt                                                          9,178        10,408         13,888         14,729        17,658
Stockholders' equity                                               31,686        26,487         34,274         34,362        31,944
Shares outstanding at year-end                                      7,676         7,349          7,417          7,172         6,949
Book value per share                                            $    4.13     $    3.60      $    4.62      $    4.79     $    4.60
------------------------------------------------------------------------------------------------------------------------------------
SELECTED DATA

Orders                                                          $  95,171     $  68,187      $ 101,875      $ 103,829     $ 110,656
Year-end backlog                                                $  83,439     $  64,803      $  88,699      $  89,063     $  92,837
Employees at year-end                                                 657           754            817            993           894
Net sales per employee                                          $     125     $     122      $     125      $     114     $     100

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note

The Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, (i) trends in the federal defense budget and military reliance upon sophisticated electronic equipment, (ii) the impact upon the Company of loss of customers or sales, (iii) the impact and effects of competition and the Company's continued ability to compete in its markets, (iv) the suitability and adequacy of the Company's properties for its intended uses, (v) the Company's anticipated policy with respect to dividends, (vi) the incidence, materiality, and frequency of fluctuations in the Company's operating results, (vii) the Company's optimism about improvements in its operating deficiencies, (viii) the impact on the Company and effects of the expansion of the Company's business in the wireless infrastructure market place, (ix) the Company's ability to successfully intergrate acquisitions into its operations and (x) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words or expressions).

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

Overview

The Company's principal business is the design, development, manufacture and marketing of sophisticated electronic components and subsystems. The Company's principal strategy for growth is to pursue existing business opportunities at its current operations in the defense, space and wireless telecommunication markets and acquire complementary businesses and product lines.

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

Results of Operations for the Years Ended December 31, 1999, 1998 and 1997

Net sales for 1999 totaling $82.4 million decreased 10.5% from 1998 net sales of $92.1 million. Backlog increased to $83.4 million at the end of 1999 from $64.8 million at the end of 1998 on orders of $95.2 million in 1999 compared to $68.2 million in 1998. Included in 1999 backlog was $5.8 million resulting from the purchase of Advanced Frequency Products LLC. A reduction in orders during the last six months of 1998 at the Microwave and RF components and subsystem businesses was the primary reason for the overall decreased sales in 1999.

1998 net sales of $92.1 million decreased 10.0% from 1997 net sales of $102.2 million. Backlog decreased to $64.8 million at the end of 1998 from $88.7 million at the end of 1997 on orders of $68.2 million in 1998 compared to $101.9 million in 1997. A reduction in orders was the primary reason for the decreased sales in 1998. Orders throughout the Company were moderately affected by economic conditions in Asia. Government sanctions placed on certain shipments to India and Pakistan cancelled shipments and delayed orders.

Gross profit during 1999 increased $12.4 million as compared to 1998. Gross profit was adversely effected during 1998 by contract adjustments and inventory write-downs at the Company's Keltec Operation and to a lesser extent at its Microwave Components and Subsystems businesses. The impact of these adjustments in 1998 was approximately $8.2 million and were a result of an investigation by Corporate management with the aid of its independent accountants and outside counsel into contract and inventory accounting practices at its Keltec Operation. For 1999 gross profit as a percentage of sales was 31.8% as compared to 15.1% in 1998. The improved performance over 1998 is attributable to the Company's corrective actions taken including a new management team at Keltec, strengthening performance assessment, tightening financial controls, streamlining operations as well as favorable changes in contract mix.

For the year ended 1998 gross profit as a percentage of sales decreased to 15.1% from 17.6% in 1997. The decrease in gross profit percentage is attributable to the Company recognizing losses on contracts and inventory write-downs taken at the Keltec Operation and to a lesser extent the Microwave Components and Subsystems business.

Selling, general and administrative expenses decreased to $18.9 million for 1999 from $20.2 million in 1998. The $1.3 million decrease is primarily due to a reduction in commissions and selling expenses.

Selling, general and administrative expenses increased to $20.2 million for 1998 from $17.1 million in 1997. The $3.1 million increase is in part due to the Company taking a charge for environmental remediation costs at the Weymouth facility due to a settlement with the state of Massachusetts and a revision to its estimates for future remediation costs. In addition, the Company recognized increased legal and accounting costs associated with the Company's restatement of its 1996 and 1997 financial statements as well as expenses related to the relocation of new executive employees and severance paid to former executive employees.

Company-funded research and development for 1999 was $1.8 million compared to $.3 million in 1998 and $.8 million in 1997. The company instituted an enhanced research and development program for 1999.

Other expense of $1.3 million in 1999 is a charge to earnings in connection with reaching an agreement-in-principle to settle the pending securities class action lawsuit.

Business Segments

The Company has six operating divisions engaged in the engineering, manufacturing and marketing of electronic components and subsystems. The four operating divisions aggregated into the Microwave Components and Subsystems segment have similar products, production processes and types of customers.

Microwave Components and Subsystems

Engaged in the design and manufacture of microwave and millimeter wave transceivers, oscillators, frequency synthesizers and microwave amplifiers, microwave switch matrices and a wide range of single function components including ferrite circulators and isolators, mixers and filters.

Power Management Products

Engaged in the design and manufacture of military and space based DC to DC converters, high and low voltage power supplies, and military high power amplifiers and transmitters for use in radar systems.

Radio Frequency Components and Subsystems

Engaged in the design and manufacture of radio frequency and intermediate frequency signal processing components, integrated multi-function devices, and switching systems for the defense, space and wireless telecommunications markets.

The following tables display net sales and operating income by business segment for each of the three years ending December 31 which correspond to the segment information presented in Note 15 to the consolidated financial statements.

(amounts in thousands)                                         1999            1998              1997
-----------------------------------------------------------------------------------------------------------
Net Sales
                                                            -----------------------------------------------
Microwave Components & Subsystems                              $ 44,950        $ 51,858            $59,362
Power Management Products                                        25,403          24,262             25,298
RF Components & Subsystems                                       12,096          15,963             17,579
                                                            -----------------------------------------------
                                                               $ 82,449         $92,083           $102,239


Operating Income
                                                            -----------------------------------------------
Microwave Components & Subsystems                               $ 4,618         $ 2,265            $ 2,856
Power Management Products                                         4,025         (7,401)            (3,676)
RF Components & Subsystems                                          310           2,127              2,300
Other (1)                                                       (3,388)         (3,591)            (1,404)
                                                            -----------------------------------------------
                                                                $ 5,565        $(6,600)             $   76
                                                            -----------------------------------------------


(1)      Other is primarily the portion of corporate headquarters expenses that have not been allocated to the business segments.

Microwave Components and Subsystems

Net sales of Microwave Components and Subsystems decreased by 13.3% in 1999 compared to 1998 and decreased 12.6% in 1998 compared to 1997. The primary reason for the 1999 decrease in sales was a reduction in second half 1998 orders. The principal reason for the 1998 reduction in sales in this segment was a $6.5 million reduction in sales at the Arizona operation caused mainly by the completion of two large contracts in 1997.

Operating income of Microwave Components and Subsystems increased by $2.4 million in 1999 compared to 1998 and decreased by $.6 million or 20.6% in 1998 compared to 1997. Gross profit was adversely effected in 1998 by contract adjustments and inventory write-downs of approximately $1.9 million. The reduction in 1998 income compared to 1997 was due to the above mentioned contract adjustments and sales volume reductions partially offset by increases in income at the Arizona and Systems operations.

Power Management Products

Net sales of Power Management Products increased by 4.7% in 1999 compared to 1998 and decreased by 4.0% in 1998 compared to 1997. The primary reason for the increase was a focused effort by the new management team to increase efficiencies in manufacturing and ship delinquent orders during the first six months of 1999. The reduction in 1998 sales was caused by late contract deliveries.

Operating income of Power Management Products increased by $11.4 million in 1999 compared to 1998 and decreased by $3.7 million in 1998 compared to 1997. Gross profit was adversely effected in 1998 by contract adjustments and inventory write-downs of approximately $6.3 million. Contributing to the increase in operating income in 1999 was increased sales volume, greater efficiencies in manufacturing as well as changes in contract mix. The reduction in 1998 income is primarily attributable to the above mentioned contract adjustments and inventory write-downs.

RF Components and Subsystems

Net sales of RF Components and Subsystems decreased by 24.2% in 1999 compared to 1998 and decreased 9.2% in 1998 compared to 1997. The primary reason for the decreased sales in 1998 and 1999 was a reduction in orders during the last six months of 1998 and first quarter 1999.

Operating income of RF Components and Subsystems decreased by $1.8 million in 1999 compared to 1998 and decreased by $.2 million or 7.5% in 1998 compared to 1997. The decrease in 1999 operating income is mainly attributable to the above mentioned decrease in sales volume, technical problems on the Sparrow program as well as changes in contract mix. The reduction in 1998 operating income is mainly attributable to the above mentioned sales volume reductions.

Interest expense in 1999 decreased to $.4 million from $.9 million in 1998 and from $1.1 million in 1997. The decreased interest expense reflects lower levels of borrowing during 1999. Total debt decreased to $9.2 million at year end 1999 from $10.4 million at the end of 1998.

The benefit for income taxes in 1999 was $.5 million compared to an income tax benefit of $.3 million in 1998. The 1999 benefit for income taxes primarily relates to the full reversal of the valuation allowance on the deferred tax asset, which the Company believes is more likely than not to be realized, based on the Company's earnings performance. The 1998 benefit reflects loss carry backs to the extent available. The effective income tax rate was (13.4%) benefit in 1999 as compared to a (4.3%) benefit in 1998 and (33.9%) benefit in 1997

Liquidity and Capital Resources

The Company's primary source of liquidity during 1999, 1998 and 1997 was cash flow from operations totaling $12.0 million, $6.9 million and $4.9 million respectively.

The Company's borrowing arrangement requires the Company to maintain certain minimum balances and ratios, the most significant of which requires the maintenance of a minimum tangible net worth. At December 31, 1999 the Company was not in compliance with the net worth covenant as a result of the Advanced Frequency Products LLC acquisition and the Company obtained a waiver with respect to such non-compliance. The Company and its bank have amended the loan agreement as of March 9, 2000 including a change to the minimum net worth covenant. The amount available for borrowing still may not exceed $15.0 million but the borrowing limit is no longer based on the Company's receivables.

At December 31, 1999 the Company had working capital of $13.6 million, including cash of $3.6 million, as compared to working capital and cash of $19.7 million and $2.4 million, respectively at December 31, 1998. In 1999 cash used for acquisitions and related costs was $8.0 million and accounted for most of the cash used for investing activities compared to no expenditures for acquisitions and related costs during 1998 or 1997. In 1999 cash used for additions to property, plant and equipment was $1.9 million compared to $1.6 million in 1998 and $5.4 million in 1997. The $5.4 million includes approximately $2.4 million for the purchase of its Beverly, Massachusetts facility, formerly under lease. In 1999, the Company paid back borrowings under the Company's revolving credit facility of $1.0 million compared to $3.0 million in 1998 and $2.5 million in 1997.

On February 17, 2000, the Company entered into a non-binding letter of intent pursuant to which the Company proposes to acquire Logimetrics, Inc. (Note 17). The Company has loaned approximately $2.0 million to Logimetrics, Inc. for working capital and other purposes. Logimetrics granted to the Company the option to purchase Logimetrics high-power amplifier business, currently conducted at Logimetrics facility in Bohemia, New York, for $2.0 million less the unpaid portion of any loans made by the Company to Logimetrics. In addition, the Company assumed management of Logimetrics' Bohemia, New York business and has assumed all current liabilities. The Company is responsible for all expenses incurred and is entitled to retain all revenues generated in connection with its operation of that business. The Company has also agreed to make interest payments on Logimetrics' outstanding bank indebtedness during the period it is operating the Bohemia, New York business.

The Company continues to investigate acquisition opportunities in complementary businesses, product lines and markets. The Company believes that it has adequate cash, working capital and available financing to meet its operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

Impact of Year 2000,

Management is aware of the potential software and hardware anomalies associated with the date change commonly known as the Year 2000 problem (Y2K). A comprehensive review of the Company's computer systems, software and internal embedded systems was completed during 1999 and management believes at this time that Year 2000 issues have been addressed and resolved.

The Company has evaluated all of its product lines and has found no product with embedded date functions that the Company feels in any way might have any Y2K exposure.

The Company incurred expenses of approximately $441 thousand associated with the Company's overall plan to achieve Y2K compliance. These costs include internal labor, outside consultants and, to a lesser extent, new computer hardware and software required to achieve Y2K compliance.

Risks associated with the Y2K problem include, among other things, (i) failure of systems and software used by the Company's customers which will impact their financial ability to purchase products from the Company, (ii) failure of systems and software used by vendors and third-party service providers upon which the Company relies for outsource services and products, (iii) Y2K problems with the Company's suppliers which could negatively impact the Company's ability to fulfill its own orders promptly, and (iv) errors or failures of systems in which the Company's devices are implemented which could result in improper interfacing or operation of such devices.

Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps or forward or futures contracts. The Company's primary market risk exposure is that of interest rate risk on borrowings under its revolving credit facility, which are subject to interest rates based on the bank's base rate plus 1/2% . The Company also has a collateralized real estate loan at the bank's base rate and a change in the applicable interest rate on these loans would affect the rate at which the Company could borrow funds.

Item 8            Financial Statements and Supplementary Data


                           Signal Technology Corporation and Subsidiaries
                                Consolidated Statements of Operations

                                                                       Year ended December 31,
(dollar amounts in thousands, except per share data)              1999          1998           1997
---------------------------------------------------------------------------------------------------------
Net sales                                                          $ 82,449      $ 92,083      $ 102,239
Cost of sales                                                        56,215        78,203         84,247
---------------------------------------------------------------------------------------------------------
Gross profit                                                         26,234        13,880         17,992
Selling, general and administrative expenses                         18,883        20,206         17,139
Research and development expenses                                     1,786           274            777
---------------------------------------------------------------------------------------------------------
Operating income (loss)                                               5,565        (6,600)            76
Other expense                                                         1,250             -              -
Interest expense                                                        368           897          1,070
---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                     3,947        (7,497)          (994)
---------------------------------------------------------------------------------------------------------
Provision (benefit) for income taxes                                   (529)         (324)          (337)
---------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $ 4,476      $ (7,173)        $ (657)
=========================================================================================================

Net income (loss) per share
   Basic                                                             $ 0.59       $ (0.97)       $ (0.09)
   Diluted                                                           $ 0.56       $ (0.97)       $ (0.09)
=========================================================================================================

Shares used in calculating net income (loss) per share
   Basic                                                              7,587         7,365          7,268
   Diluted                                                            7,986         7,365          7,268
=========================================================================================================

The accompanying notes are an integral part of the consolidated financial statements



                                      Signal Technology Corporation and Subsidiaries
                                                 Consolidated Balance Sheets

                                                                                                  December 31,
                                                                                     ----------------------------------------
(dollar amounts in thousands)                                                              1999                  1998
------------------------------------------------------------------------------------ ----------------- --- ------------------
ASSETS
Current assets:

Cash and cash equivalents                                                                    $  3,571               $  2,366
Accounts receivable, net of allowance for doubtful
     accounts of $199 in 1999 and $332 in 1998                                                 13,299                 12,894
Inventories, net of progress payments                                                          10,446                 11,358
Deferred income taxes                                                                           4,134                  1,562
Refundable income taxes                                                                           638                  2,319
Prepaid expenses and other current assets                                                         346                    208
------------------------------------------------------------------------------------ ----------------- --- ------------------
Total current assets                                                                           32,434                 30,707
------------------------------------------------------------------------------------ ----------------- --- ------------------

Property, plant and equipment, net                                                             14,954                 14,935
Intangibles assets, net                                                                         9,365                  2,505
Other assets                                                                                      848                    836
------------------------------------------------------------------------------------ ----------------- --- ------------------
Total assets                                                                                 $ 57,601               $ 48,983
------------------------------------------------------------------------------------ ----------------- --- ------------------

LIABILITIES
Current liabilities:

Current maturities of long-term debt                                                         $  3,605                $   480
Accounts payable                                                                                3,292                  3,067
Accrued expenses                                                                               10,318                  7,456
Customer advances                                                                               1,603                      3
------------------------------------------------------------------------------------ ----------------- --- ------------------
Total current liabilities                                                                      18,818                 11,006
------------------------------------------------------------------------------------ ----------------- --- ------------------

Deferred income taxes                                                                           1,524                  1,562
Long-term debt, net of current maturities                                                       5,573                  9,928

Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY

Preferred  stock,  $0.01 par value;  5,000,000  shares  authorized;  none issued
Common stock, $0.01 par value; 30,000,000 authorized;
     7,828,189  shares in 1999 and 7,501,323 shares in 1998 issued and 7,676,089 shares in 1999 and 7,349,223 shares
     in 1998 outstanding                                                                         78                       75
Additional paid-in-capital                                                                   13,667                   12,947
Retained earnings                                                                            18,841                   14,365
----------------------------------------------------------------------------------- ---------------- ----- ------------------
                                                                                             32,586                   27,387
Less treasury stock; 152,100 shares in both 1999 and 1998 at cost                             (900)                    (900)
----------------------------------------------------------------------------------- ---------------- ----- ------------------
Total stockholders' equity                                                                   31,686                   26,487
----------------------------------------------------------------------------------- ---------------- ----- ------------------
Total liabilities and stockholder's equity                                                 $ 57,601                 $ 48,983
----------------------------------------------------------------------------------- ---------------- ----- ------------------

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                                           Signal Technology Corporation and Subsidiaries
                                        Consolidated Statements of Stockholders' Equity

                                                                  Years ended December 31, 1999, 1998 and 1997
                                 -------------------------------------------------------------------------------------------
                                           Common Stock                                    Treasury Stock
                                 --------------------------- Additional               -------------------------   Total
                                     Shares                   Paid-in      Retained                  Amount    Stockholders'
 (dollar amounts in thousands)       Issued       Amount      Capital      Earnings     Shares      at Cost       Equity
----------------------------------------------------------------------------------------------------------------------------
December 31, 1996                     7,171,506        $ 72     $ 12,095     $ 22,195           -          $ -     $ 34,362
Exercise of stock options               246,534           2          566                                                568
Issuance of common stock                  5,000           -           32                                                 32
Stock repurchase program                                                                   (6,000)         (31)         (31)
Net loss                                                                         (657)                                 (657)
----------------------------------------------------------------------------------------------------------------------------
December 31, 1997                     7,423,040          74       12,693       21,538      (6,000)         (31)      34,274
Exercise of stock options                36,599           1           74                                                 75
Issuance of common stock                 41,684           -          180                                                180
Stock repurchase program                                                                 (146,100)        (869)        (869)
Net loss                                                                       (7,173)                               (7,173)
----------------------------------------------------------------------------------------------------------------------------
December 31, 1998                     7,501,323          75       12,947       14,365    (152,100)        (900)      26,487
Exercise of stock options               233,305           2          376                                              $ 378
Issuance of common stock                 93,561           1          216                                                217
Stock compensation expense                                           128                                                128
Net income                                                                      4,476                                 4,476
----------------------------------------------------------------------------------------------------------------------------
December 31, 1999                     7,828,189        $ 78     $ 13,667     $ 18,841    (152,100)      $ (900)    $ 31,686
============================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements.


                                           Signal Technology Corporation and Subsidiaries
                                             Consolidated Statements of Cash Flows


                                                                                     Years ended December 31,
                                                                      --------------------------------------------------
(dollar amounts in thousands)                                              1999            1998             1997
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                             $ 4,476       $ (7,173)            $ (657)
Adjustments to reconcile net income (loss) to net cash provided by operations:
  Depreciation                                                                  2,754          3,028              3,292
  Amortization                                                                    444            419                422
  Compensation charge on stock options                                            128              -                  -
 (Gain) or loss on disposal of property, plant and equipment                       17             (4)                10
  Deferred taxes                                                               (2,610)           800                380
Changes in operating assets and liabilities:
  Accounts receivable                                                             316          3,007              2,482
  Inventory                                                                     1,566          8,847              2,898
  Refundable income taxes                                                       1,681            305             (2,205)
  Prepaid expenses and other current assets                                      (137)           278               (154)
  Accounts payable                                                               (770)        (2,287)                65
  Accrued expenses                                                              2,560            836             (1,787)
  Customer advances                                                             1,560         (1,174)               129
------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                                      11,985          6,882              4,875
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisitions and associated costs                                              (7,977)             -                  -
Additions to property, plant and equipment                                     (1,928)        (1,608)            (5,404)
Proceeds from disposal of property, plant and equipment and other                  10             59                 58
------------------------------------------------------------------------------------------------------------------------
Net cash used by investing activities                                          (9,895)        (1,549)            (5,346)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from exercise of stock options                                           378             75                568
Proceeds from issuance of stock                                                   217            180                 32
Purchase of treasury stock                                                          -           (869)               (31)
Borrowings on bank term note                                                        -              -              2,980
Borrowings under bank revolving credit facilities                               7,600         26,950             33,700
Repayment of borrowings under bank revolving credit facilities                 (8,600)       (29,950)           (36,200)
Payments of long-term debt                                                       (480)          (480)            (1,321)
------------------------------------------------------------------------------------------------------------------------
Net cash provided (used) by financing activities                                 (885)        (4,094)              (272)
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                 1,205          1,239               (743)
Cash, beginning of year                                                         2,366          1,127              1,870
------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                             $ 3,571        $ 2,366            $ 1,127
========================================================================================================================

The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.       NATURE OF OPERATIONS

The Company designs, develops, manufactures and markets sophisticated electronic components and subsystems that are utilized in a broad range of advanced defense, space and wireless telecommunications applications. The Company has six operating divisions and reports its operations within three segments: Microwave Components and Subsystems, Power Management Products and Radio Frequency (RF) Components and Subsystems.

The Company's core technology involves precision control, management and generation of radio, microwave and millimeterwave frequencies and electrical currents. Principal uses for the Company's products include telecommunications networks, satellite communications, electronic countermeasures, intelligence and guidance systems and radar subsystems.

The Company's major defense customers are prime government contractors which integrate the Company's products into complex systems sold to agencies of the United States government and to foreign countries.

In the commercial wireless markets the Company's principal customers are world-wide major telecommunication corporations which integrate the Company's products into a variety of complex digital radio products employed in wireless transport infrastructure applications. During January 2000 the company created the Signal Wireless Group to focus on this market.

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

Revenue Recognition

The Company records revenue on a percentage of completion basis generally using units of delivery as the basis to measure the contract work which has been completed. Estimated losses on contracts are recognized in full in the period they become known. A provision is made currently for estimated returns and warranty costs.

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

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"), effective January 1, 1998. SFAS 130 requires that items defined as comprehensive income, such as foreign currency translation adjustments, be separately classified in the financial statements and that the accumulated balance of other comprehensive income be reported separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. There were no differences between net income
(loss) and comprehensive income (loss) for the years ended December 31, 1999, 1998 and 1997.

Inventories

Inventories, other than inventoried costs relating to contracts and programs, are stated at the lower of cost (principally first-in, first-out) or market.
Inventoried costs relating to contracts are stated at the actual production cost, including overhead incurred to date reduced by amounts identified with revenue recognized on units delivered or progress completed. Inventoried costs relating to long-term contracts and programs are reduced by charging any amounts in excess of estimated realizable value to cost of sales.

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

Intangible Assets

Intangible assets which consist principally of goodwill and are being amortized on a straight line basis over periods of three to twenty years. At each reporting date, management assesses whether there has been a permanent impairment in the value of its long-term assets and the amount of such impairment by comparing anticipated undiscounted future operating income from acquired business units with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. At December 31, 1999 and 1998 accumulated amortization was $2,174 and $1,730 respectively.

Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 will be required in the Company's second quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

Concentrations of Risk

The market for the Company's products is largely dependent on the availability of new contracts from U.S. Government authorities to prime contractors to which the Company provides components. Any decline in expenditure by U.S. government authorities may have an adverse effect on the Company's financial performance. The Company generally extends credit to customers and, therefore, collection of receivables is affected by the defense industry economy. The Company closely monitors extensions of credit, maintaining reserves for potential credit losses, and such losses have been within management's expectations.

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

The amounts reported for cash equivalents, receivables and other financial instruments are considered to be approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash and note and trade receivables. Substantially all of the Company's cash is deposited in a single bank.

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

3.       ACQUISITIONS AND DISPOSALS

In December 1999, the Company paid $7,977 for substantially all of the assets of Advanced Frequency Products LLC a manufacturer of high-frequency millimeter wave and microwave transceivers for the broadband wireless infrastructure marketplace. The purchase was financed with $4,977 in cash and borrowing of $3,000 on the Company's revolving credit facitility (Note 9). The transaction was accounted for as a purchase and results of operations since the acquisition date are included in the consolidated statements of income.

The assets and liabilities recorded in connection with the acquisition of Advanced Frequency Products LLC are based upon estimates of fair value. The assets and liabilities recorded were $2,117 and $1,444, respectively. The identifiable intangible assets of $2,300 consist of the Advanced Frequency Products workforce, tradename and completed technology and is being amortized on a straightline basis over the estimated useful life of 3-7 years. Goodwill of $5,004 is being amoritized on a straightline basis over the estimated useful life of 10 years.

Assuming the acquisition described above had been made on January 1, 1998, the Company's unaudited pro forma condensed results of operations would have been as follows:

                                                       Years ended December 31,
                                                       1999              1998
--------------------------------------------------------------------------------
Net sales                                          $   86,023        $   96,691
Net income (loss)                                  $    3,231        $   (7,918)
Net income (loss) per share:

    Basic                                          $     0.43        $    (1.08)
    Diluted                                        $     0.40        $    (1.08)

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1998, or of results which may occur in the future.

4.       OTHER ASSETS

At December 31, 1999 and 1998 other assets includes a mortgage receivable in the amount of $820 and $831, respectively. In April 1996, the Company issued the mortgage related to the sale of its former operating facility in Weymouth, Massachusetts and retained an environmental liability present at the site. The mortgage receivable matures on September 1, 2023, and principal and interest payments of approximately $6 are due monthly (see Note 10 Commitments and Contingencies). The Company earns interest on the mortgage receivable at a rate of 8.0% per annum and interest income for the years ended December 31, 1999, 1998 and 1997 amounted to $66, $63 and $61, respectively.

5.       STATEMENTS OF CASH FLOWS

                                                      Years ended December 31,
                                                    ----------------------------
                                                       1999      1998       1997
--------------------------------------------------------------------------------
Cash paid during period for:
         Interest                                    $  471     $ 842     $1,063
         Taxes                                          303      --        1,227
Non-cash investing and financing activity:
         Capital lease equipment                     $  148      --         --

6.       INVENTORIES

                                                                December 31,
                                                           ---------------------
                                                              1999       1998
--------------------------------------------------------------------------------
Raw materials                                              $  2,914    $  3,595
Work in progress                                              9,739      10,936
Finished goods                                                  587         279
--------------------------------------------------------------------------------
                                                             13,240      14,810
Less: unliquidated progress payments                         (2,794)     (3,452)
--------------------------------------------------------------------------------
                                                           $ 10,446    $ 11,358
================================================================================




7.       PROPERTY, PLANT AND EQUIPMENT

                                                             December 31,
                                                   -----------------------------
                                                       1999              1998
--------------------------------------------------------------------------------
Land                                                   $    992        $    992
Building and improvements                                10,132           9,986
Machinery and equipment                                  27,162          25,570
Furniture and fixtures                                    3,487           3,025
--------------------------------------------------------------------------------
                                                         41,773          39,573
Less: accumulated depreciation                          (26,819)        (24,638)
--------------------------------------------------------------------------------
Net property, plant and equipment                      $ 14,954        $ 14,935
================================================================================


8.       ACCRUED EXPENSES

                                                               December 31,
                                                        ------------------------
                                                               1999      1998
--------------------------------------------------------------------------------
Payroll & employee benefits                                  $ 2,439   $ 2,248
Vacation                                                       1,497     1,129
Warranty                                                       1,084     1,249
Commissions                                                      942       934
Litigation                                                     1,250      --
Environmental                                                  1,125       981
Other                                                          1,981       915
--------------------------------------------------------------------------------
                                                             $10,318   $ 7,456
================================================================================

9.       LONG-TERM DEBT AND NOTES PAYABLE

                                                                                               December 31,
                                                                                   -------------------------------------
                                                                                          1999               1998
------------------------------------------------------------------------------------------------------------------------
Massachusetts Industrial Revenue Bond,
     maturing  in 2009,  interest  at 62% of the  prime  rate plus 1/2%
     effective  interest  rate  of 4.5%  and  4.6%  in  1999  and  1998
     respectively, payable in annual principal payments of $80                             $  728             $  808
Capital lease obligations(Note 10)                                                            250                  -
Bank revolving credit facility                                                              3,000              4,000
Bank real estate term loan facility                                                         5,200              5,600
---------------------------------------------------------------------------------------------------------------------
                                                                                            9,178             10,408
Less: current maturities                                                                  (3,605)              (480)
---------------------------------------------------------------------------------------------------------------------
                                                                                          $ 5,573            $ 9,928
=====================================================================================================================


The Massachusetts Industrial Revenue Bond is collateralized by real estate with a net book value of $1,412 at December 31, 1999.

The  Company  has a $15,000  unsecured  bank  revolving  credit  facility,  (the
"Revolver"). The Revolver expires in June 2000, and amounts may be borrowed, paid and reborrowed at the election of the Company through the expiration date. In the event that the facility is not extended or renegotiated, any amounts borrowed would become due at the expiration date. Amounts available under the Revolver are reduced by actual borrowings and outstanding letters of credit. The Company has the option of borrowing under one or more differing interest rate formulas and at December 31, 1999 and 1998, the weighted average interest rate was 8.06% and 7.64% respectively. The Company also pays a quarterly commitment fee at an annual rate of 3/8% on the amount of the unused facility. After reduction for outstanding letters of credit under the Revolver, the Company has approximately $12,000 available as of December 31, 1999.

The Real Estate Loan is collateralized by real estate with a net book value of $4,475 at December 31, 1999. Maturing in January, 2003, the Real Estate Loan is payable in quarterly principal payments of $100, plus interest at the bank's base rate (8.50% at December 31, 1999), with the last installment equal to the remaining unpaid loan balance.

The Real Estate Loan and the Revolver contains certain covenants related to tangible net worth and interest coverage, as defined. Default on any covenant may affect the commitment by the bank to continue to lend, and, if not corrected, could accelerate the maturity of any borrowings outstanding. At December 31, 1999 the Company was not in compliance with the tangible net worth covenant as a result of the Advanced Frequency Products LLC acquisition and the Company obtained a waiver with respect to such non-compliance. The Company and its bank have amended the loan agreement as of March 9, 2000 including a change to the minimum net worth covenant and the amount available for borrowing still may not exceed $15,000 but the borrowing limit is no longer based on the Company's receivables.

10.      COMMITMENTS AND CONTINGENCIES

Lease Obligations:

The Company leases real estate and equipment under operating leases expiring at various dates through 2003. The leases include provisions for rent escalation which are inflationary in nature, renewals and purchase options and the Company is generally responsible for taxes, maintenance and repairs. Aggregate rental expense included in operations amounted to $900 in 1999, $907 in 1998 and $1,256 in 1997. Additionally, the Company leased equipment under leases that have been accounted for as capital leases.

Equipment under capital leases included in property, plant and equipment are as follows:

                                                               December 31,
                                              ----------------------------------
                                                            1999         1998
                                              ----------------------------------
Machinery and equipment                                     $ 425            --
Less accumulated amortization                               ($117)           --
                                              ----------------------------------
Net capital lease assets                                    $ 308

The following is a schedule by year of future minimum lease payments at December 31, 1999:

                                                       Capital         Operating
                Fiscal Year                             Leases           Leases
                -----------                             ------           ------
                       2000                              $140           $1,015
                       2001                                47              930
                       2002                                36              905
                       2003                                36              723
                       2004                                33                -
                                                   -----------       ----------
                                                         $292           $3,573

Less amounts representing interest                         42
                                                   -----------

Present   value   of   minimum   lease   payments
(includes current portion of $125)                       $250
                                                   -----------




Weymouth Environmental Contamination:

The Company is subject to extensive and changing federal state and local environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs.

The Company is subject to certain indemnification obligations under agreements with a previously sold facility located in Weymouth, Massachusetts for potential environmental liabilities associated with groundwater contaminants present at and associated with the site.

In accordance with the applicable provisions of the Massachusetts Contingency Plan, the Company has completed its investigation of the Site and has submitted an evaluation of remedial alternatives to the Massachusetts Department of Environmental Protection ("DEP"). The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system with the addition of a supplemental well. It is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative, and if not, the specific remedial actions, if any, that it will require. The Company has been informed by its insurers that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements. During the fourth quarter of 1998 the Company took a charge for environmental remediation costs due to a settlement with the Commonwealth of Massachusetts and a revision to its estimates for future remediation costs at the site.

At December 31, 1999 the Company had recorded liabilities of $1.1 million calculated on the discounted cash flow method using an 8% discount rate, for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years.

Sunnyvale Indemnification Claim:

Eaton Corporation has filed a suit against the Company in United States District Court, Northern District of California, alleging that it has a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of Eaton Corporation. The indemnification claim was recently dismissed at the trial level, but is now being appealed by Eaton

Corporation. The matter is pending before the Ninth Circuit of the United States Court of Appeals and the outcome as to the results is uncertain.

DeCoursey v. Signal Technology Corporation:

The case was filed on August 25, 1998 in the United States District Court for the District of Massachusetts. Plaintiffs allege that they purchased Common Stock of the Company between April 28, 1997 and August 17, 1998 and seek to represent the class of all persons purchasing during that period. The Complaint, which was amended on March 29, 1999, alleges that the Company and its former Chief Executive Officer, Dale Peterson, violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks monetary damages. The Amended Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading as a result of alleged accounting irregularities. On June 11, 1999, the Company filed a motion to dismiss the Amended Complaint. Subsequently, the parties reached an agreement-in-principle to settle. The agreement-in-principle is subject to a number of customary contingencies, including court approval of the settlement. During the third quarter of 1999 the Company took a charge to earnings of $1,250 in connection with the agreement-in-principle to settle the lawsuit.

L3 Communications Corporation v. Signal Technology Corporation, et al:

This case was filed on September 3, 1998 in the Superior Court in Fulton County, Georgia. The Complaint alleges that certain former employees of L-3 Communications now working for the Company unlawfully misappropriated confidential and trade secret information on behalf of the Company and unlawfully induced other L-3 Communications employees to join the Company. L-3 Communications has brought claims for civil conspiracy, tortuous interference with prospective and contractual relations, under both the Georgia Deceptive Trade Practices Act and the Uniform Trade Secrets Act and seeks monetary damages. The complaint was dismissed in October 1999 without prejudice.

Transistor Devices, Inc. v. Signal Technology Corporation:

On October 29, 1999, Transistor Devices, Inc. filed suit in the Superior Court in Morris County, New Jersey, against the Company's Keltec division. The Company removed the case to the United States District Court for the District of New Jersey, where it is currently pending. The complaint alleges that Keltec is liable for defamation and intentional interference with contractual relations based on alleged statements made by Keltec's President to representatives of Lockheed Martin Corporation in connection with Lockheed Martin's solicitation of bids for the design and manufacture of a certain power supply unit in August 1999. Transistor Devices claims that the alleged statements were intended to injure its reputation and interfere with its bid and prospective economic advantage with Lockheed Martin.

In December 1999, Keltec denied the allegations set forth in the complaint and filed counterclaims against Transistor Devices for breach of contract and breach of the implied covenant of good faith and fair dealing. Keltec claims that Transistor Devices' bid to Lockheed Martin directly contravenes the non-compete provisions in an Asset Purchase Agreement executed by Transistor Devices and Keltec on December 6, 1996. The case is being defended by the Company's insurer.

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

11.      INCOME TAXES

                                                    Years ended December 31,
                                               ---------------------------------
                                                1999        1998        1997
--------------------------------------------------------------------------------
Current (benefit) provision
     Federal                                   $   569    $(1,121)   $  (717)
     State                                          25         --         --
     Foreign Sales Corporation                      11         --         --
--------------------------------------------------------------------------------
Deferred (benefit) provision
     Federal                                       845       (936)       317
     State                                         234       (480)        63
--------------------------------------------------------------------------------
Less: Valuation allowance
     Federal                                    (1,544)     1,544         --
     State                                        (669)       669         --
--------------------------------------------------------------------------------
(Benefit) provision for income taxes           $  (529)   $  (324)   $  (337)
================================================================================

The benefit for income taxes primarily relates to the full reversal of the valuation allowance on the deferred tax asset, which the Company believes is more likely than not to be realized based on the Company's earnings performance.

The Company's effective tax rate differs from the statutory federal income tax rate as follows:

                                                       Years ended December 31,
                                                    ----------------------------
                                                       1999     1998      1997
--------------------------------------------------------------------------------
Statutory federal income tax rate                     34.0%    (34.0)%   (34.0)%
State income taxes, net of federal benefit             6.5      (4.2)     (7.8)
Benefit from foreign sales corporation                (0.5)      --        --
Non-deductible expenses and other                      2.7       4.4       7.9
Change in valuation allowance                        (56.1)     29.5       --
--------------------------------------------------------------------------------
     Effective tax rate                              (13.4)%    (4.3)%   (33.9)%
================================================================================

The non-deductible expenses consist principally of goodwill resulting from certain of the Company's acquisitions and other amounts not deductible for tax purposes.

The tax effect of temporary differences that give rise to the net deferred tax asset and liability are as follows:

                                                     December 31,
                                                   1999        1998
--------------------------------------------------------------------
Deferred tax asset:
     Net operating losses and credits             $   25      $  972
     Vacation accrual                                514         293
     Inventories                                   1,458         792
     Warranty                                        414         222
     Deferred compensation                            83         267
     Environmental reserve                           433         388
     Contract reserves and other                   1,207         841
--------------------------------------------------------------------
Gross deferred tax asset                           4,134       3,775
Less: valuation allowance                           --         2,213
--------------------------------------------------------------------
Net deferred tax asset                            $4,134      $1,562
Deferred tax liability:
     Depreciation                                 $1,524      $1,562
--------------------------------------------------------------------
Deferred tax liability                            $1,524      $1,562
====================================================================

As of December 31, 1999, the Company has state net operating loss carry forwards of $154 which expire at various dates through 2019.

12.      STOCKHOLDERS' EQUITY

The Company has stock option plans (the "Plans") under which options for a maximum of 3,167 shares of the Company's common stock may be granted. During 1999 the Company recorded compensation expense of $89 for options issued below fair market value. Options vest in increments and over periods determined by the Company's Compensation Committee and expire not more than ten years from date of grant. At December 31, 1999, 1,754 shares of common stock were reserved for future issuance under the plans and 171 were available for future grant. Additionally, non-qualified options to purchase a total of 110 shares of the Company's common stock have been granted to certain directors and other non-employees. These options were generally granted at the fair market value of the Company's common stock at the date of option grant, vest generally over a five year period and expire between 1999 and 2003. During 1999 the Company recorded compensation expense of $39 for options granted to non-employees.

Information concerning the plans and non-qualified stock options is as follows:

                                                  Available       Option      Option Price          Weighted Avg.
                                                  for Grant       Shares        per Share          Exercise Price
---------------------------------------------- ------------- ------------ ---------------------- --------------------
December 31, 1996                                     502         1,042      $1.57  -     $8.25         $3.65
Options granted                                      (175)          250       4.94  -      7.63          6.96
Options canceled                                      238          (238)      4.25  -      8.25          5.19
Options exercised                                     ---          (246)      1.57  -      5.75          2.31
---------------------------------------------- -------------- ----------- --------- -- --------- --------------------
December 31, 1997                                     565           808       1.57  -      8.25          4.63
---------------------------------------------- -------------- ----------- --------- -- --------- --------------------
Options granted                                      (656)          656       2.50  -      6.25          2.82
Options canceled                                      217          (249)      2.36  -      8.25          6.65
Options exercised                                       -           (37)      1.58  -      5.75          2.00
---------------------------------------------- -------------- ----------- --------- -- --------- --------------------
December 31, 1998                                     126         1,178       1.58  -      8.25          3.27
---------------------------------------------- -------------- ----------- --------- -- --------- --------------------
Options granted                                      (544)          544       4.00  -      5.44          4.39
Options canceled                                       89           (98)      1.58  -      7.63          5.76
Options exercised                                       -          (233)      1.58  -      4.19          1.63
Increase in available options, 1992                   500             -          -  -         -             -
   Plan

---------------------------------------------- -------------- ----------- --------- -- --------- --------------------
December 31, 1999                                     171         1,391     $1.80  -     $8.25         $3.80
---------------------------------------------- -------------- ----------- --------- -- --------- --------------------

A total of 539 options were exercisable at December 31, 1999
A total of 544 options were exercisable at December 31, 1998
A total of 488 options were exercisable at December 31, 1997


The following table summarizes information with respect to stock options outstanding as of December 31, 1999:

         Range of              Outstanding       Weighted-Average         Weighted-Average        Exercisable      Weighted-Average
      Exercise Prices             as of        Remaining Contractual       Exercise Price            as of          Exercise Price
                                12/31/99               Life                                         12/31/99
---------------------------- ---------------- ------------------------ ------------------------ ----------------- -----------------
     $1.5700 -      $1.8000               45             2.0                    $1.8000                    45           $1.8000
     $2.0000 -      $3.9400              610             8.7                     2.5130                   321            2.5052
     $4.0000 -      $5.7500              576             8.2                     4.4323                    67            4.5359
     $6.0600 -      $7.0000              103             2.6                     6.4421                    67            6.4213
     $7.2500 -      $8.2500               57             1.7                     7.8718                    39            7.8876
--------------- ------------ ---------------- --------------- -------- ------------------------ ----------------- -----------------
Total                                  1,391             7.6                                              539           $3.5781
=============== ============ ================ =============== ======== ======================== ================= =================

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

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions are as follows:

                                                                 1999                       1998                1997
                                                          ------------------- ----- ---------------------- ----------------
                      Risk-free Interest Rates                   4.5%                       5.3%                6.2%
                      Expected Life                           6.8 years                   4.5 years           4.4 years
                      Volatility                                 0.66                       0.65                0.65
                      Dividend Yield                              --                         --                   -

The weighted average fair value of those options granted in 1999, 1998 and 1997 was $2.95, $1.60 and $4.03 respectively.

The following pro forma income information has been prepared following the provisions of SFAS No. 123:

                                           Years ended December 31,
                                 -----------------------------------------------
                                     1999            1998            1997
--------------------------------------------------------------------------------
Net income (loss):
     As reported                       $ 4,476       $ (7,173)          $ (657)
     Pro forma                           3,812         (7,821)          (1,102)

Basic EPS:
     As reported                       $  0.59        $ (0.97)         $ (0.09)
     Pro forma                            0.50          (1.06)           (0.15)

Diluted EPS:
     As reported                       $  0.56        $ (0.97)         $ (0.09)
     Pro forma                            0.48          (1.06)           (0.15)

13.      EARNING PER SHARE

A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                             1999                   1998                 1997
                                                      ------------------- -- ------------------- -- ---------------
Numerator - Basic and Diluted EPS
         Net income (loss)                                       $ 4,476              $ (7,173)            $ (657)

Denominator - Basic EPS
         Common shares outstanding                                 7,587                 7,365              7,268
                                                      ===================    ===================    ===============
         Basic earnings (loss) per share                         $  0.59              $  (0.97)           $ (0.09)
                                                      ===================    ===================    ===============

Denominator - Diluted EPS
         Denominator - Basic EPS                                   7,587                 7,365              7,268

         Effect of Dilutive Securities
           Common Stock Options                                      399                    --                 --

Denominator - Diluted EPS                                          7,986                 7,365              7,268
                                                      ===================    ===================    ===============
         Diluted earnings (loss) per share                       $  0.56              $  (0.97)           $ (0.09)
                                                      ===================    ===================    ===============

As of December 31, 1998 and 1997 the number of dilutive shares was 238 and 423, respectively and such shares have not been included in above calculations as the effect would be anti-dilutive.

14.      EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan covering substantially all of its employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. The Company may also make a discretionary contribution. The Company's contributions to this plan totaled $377 in 1999, $378 in 1998 and $401 in 1997.

The Company has an Employee Stock Purchase Plan ("the Purchase Plan") under which 300 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25 of common stock in any one calendar year. On the last business day of each six month offering period shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the period. The Purchase Plan will terminate on June 30, 2002 unless its term is extended. Common stock issued under the Purchase Plan was 94 in 1999, 42 in 1998 and 5 in 1997.

15.      SEGMENT INFORMATION

The Company is engaged in the engineering, manufacturing and marketing of electronic components and subsystems. The Company has six operating divisions; referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron and reports its operations within three segments: Microwave Components and Subsystems (Arizona, California, Advanced Frequency Products, Systems), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron). The operations aggregated into the Microwave Components and Subsystems segment have similar products, production processes and types of customers.

The Company's reportable segments are as follows:

Microwave Components and Subsystems

Engaged in the design and manufacture of microwave and millimeterwave transceivers, oscillators, frequency synthesizers and microwave amplifiers, microwave switch matrices and a wide range of single function components including ferrite circulators & isolators, mixers and filters.

Power Management Products

Engaged in the design and manufacture of military and space based DC to DC converters, high and low voltage power supplies, and military high power amplifiers and transmitters for use in radar systems.

Radio Frequency Components and Subsystems

Engaged in the design and manufacture of radio frequency and intermediate frequency signal processing components, integrated multi-function devices, and switching systems for the defense, space and wireless telecommunications markets.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". Segment data includes a charge for allocating a portion of corporate-headquarters costs. The table below presents selected financial data by business segment for the years ending December 31:

Selected Financial Data by Business Segment

(amounts in thousands)                           1999         1998         1997
-----------------------------------------   ---------    ---------    ---------
Net Sales

Microwave Components & Subsystems           $  44,950    $  51,858    $  59,362
Power Management Products                      25,403       24,262       25,298
RF Components & Subsystems                     12,096       15,963       17,579
                                            ---------    ---------    ---------
                                            $  82,449    $  92,083    $ 102,239

Operating Income

Microwave Components & Subsystems           $   4,618    $   2,265    $   2,856
Power Management Products                       4,025       (7,401)      (3,676)
RF Components & Subsystems                        310        2,127        2,300
Other                                          (3,388)      (3,591)      (1,404)
                                            ---------    ---------    ---------
                                            $   5,565    $  (6,600)   $      76

Total Assets

Microwave Components & Subsystems           $  28,571    $  22,890    $  29,799
Power Management Products                      12,099       12,173       20,129
RF Components & Subsystems                      7,504        7,110        7,170
Other                                           9,427        6,810        5,742
                                            ---------    ---------    ---------
                                            $  57,601    $  48,983    $  62,840

Long-lived Assets - net

Microwave Components & Subsystems           $  16,045    $   8,944    $  10,218
Power Management Products                       4,478        4,762        5,486
RF Components & Subsystems                      3,529        3,606        3,583
Other                                             267          128           37
                                            ---------    ---------    ---------
                                            $  24,319    $  17,440    $  19,324

Long Lived Asset Additions

Microwave Components & Subsystems           $   8,205    $     679    $   1,882
Power Management Products                         599          329          709
RF Components & Subsystems                        375          467        2,790
Other                                             196          133           23
                                            ---------    ---------    ---------
                                            $   9,375    $   1,608    $   5,404


Depreciation and Amoritization Expense

Microwave Components & Subsystems           $   1,766    $   1,922    $   2,212
Power Management Products                         928        1,050        1,008
RF Components & Subsystems                        448          440          467
Other                                              56           35           27
                                            ---------    ---------    ---------
                                            $   3,198    $   3,447    $   3,714

Net Sales by Customer Category
(amounts in thousands)                         1999         1998         1997
-----------------------------------------   ---------    ---------    ---------
U.S. Government Military

Microwave Components & Subsystems           $  23,907    $  33,819    $  43,258
Power Management Products                      21,537       17,709       18,739
RF Components & Subsystems                      9,386       13,071       15,120
                                            ---------    ---------    ---------
                                            $  54,830    $  64,599    $  77,117

U.S. Government Non-Military

Microwave Components & Subsystems           $   2,635    $     949    $     348
Power Management Products                        --           --           --
RF Components & Subsystems                        428          313          444
                                            ---------    ---------    ---------
                                            $   3,063    $   1,262    $     792

U.S. Commercial

Microwave Components & Subsystems           $   6,239    $   6,485    $   6,107
Power Management Products                          59          179          515
RF Components & Subsystems                      1,124          975          888
                                            ---------    ---------    ---------
                                            $   7,422    $   7,639    $   7,510

International Military

Microwave Components & Subsystems           $  10,139    $   9,389    $   8,340
Power Management Products                       3,802        5,926        5,109
RF Components & Subsystems                        983        1,374          971
                                            ---------    ---------    ---------
                                            $  14,924    $  16,689    $  14,420

International Commercial

Microwave Components & Subsystems           $   2,030    $   1,216    $   1,376
Power Management Products                           5          448          807
RF Components & Subsystems                        175          230          217
                                            ---------    ---------    ---------
                                            $   2,210    $   1,894    $   2,400
                                            ---------    ---------    ---------
Total                                       $  82,449    $  92,083    $ 102,239
                                            =========    =========    =========

Significant Customer

Revenue of  approximately  $14,770  (18%),  $21,474  (23%) and $20,456 (20%) was
attributable to Raytheon Company for the years ended December 31, 1999, 1998 and 1997 respectively. At December 31, 1999 and 1998, accounts receivable from Raytheon Company accounted for approximately $1,638 (12%) and $2,447 (19%), respectively, of the total amount of accounts receivable due to the Company.

16.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following quarterly financial information should be read in conjunction with Notes 1 and 2. The first three quarters in each year consist of thirteen week periods with the fourth quarter ending on December 31.

                                                          First              Second             Third              Fourth
       1999:                                             Quarter            Quarter            Quarter            Quarter
       -------------------------------------------- ------------------ ------------------- ----------------- -------------------
       Net sales                                         $     20,436      $       20,934     $      20,819       $      20,260
       Gross profit                                             5,889               6,142             6,809               7,394
       Operating income                                           801                 946             1,480               2,337
       Net income                                                 639                 825             1,428               1,584
       Net income per share:
            Basic                                        $       0.09      $         0.11     $        0.19       $        0.21
            Diluted                                      $       0.08      $         0.10     $        0.18       $        0.20
       Shares used in calculating Net income per share:
            Basic                                               7,503               7,585             7,652               7,673
            Diluted                                             7,824               8,032             8,106               8,065
       -------------------------------------------- ------- ---------- ------ ------------ ----- ----------- ------- -----------
       1998:
       -------------------------------------------- ------- ---------- ------ ------------ ----- ----------- ------- -----------
       Net sales                                         $     23,687      $       22,190     $      22,766       $      23,440
       Gross profit                                             5,503             (3,315)             5,903               5,789
       Operating income (loss)                                    593             (8,049)               286                 570
       Net income (loss)                                          203             (7,832)                85                 371
       Net income (loss) per share:
            Basic                                        $       0.03      $       (1.07)     $        0.01       $        0.05
            Diluted                                      $       0.03      $       (1.07)     $        0.01       $        0.05
       Shares used in calculating
          Net income (loss) per share:
            Basic                                               7,411               7,335             7,349               7,349
            Diluted                                             7,663               7,335             7,618               7,480


17.      SUBSEQUENT EVENTS

On February 17, 2000,  the Company  entered into a non-binding  letter of intent
pursuant  to  which  the  Company   proposes   to  acquire   Logimetrics,   Inc.
("Logimetrics").

In connection with the letter of intent, the Company has loaned approximately $2,000 to Logimetrics for working capital and other purposes. Logimetrics granted to the Company the option to purchase Logimetrics' high-power amplifier business, currently conducted at Logimetrics' facility in Bohemia, New York (the "New York Business"), for $2,000 less the unpaid portion of any loans made by the Company to Logimetrics.

Upon execution of the letter of intent, the Company, through its Keltec division, assumed the management and operation of the New York Business and has assumed all current liabilities of the New York Business. The Company is responsible for all expenses incurred and is entitled to retain all revenues generated in connection with its operation of that business. The Company also has agreed to make interest payments on Logimetrics' outstanding bank indebtedness during the period it is operating the New York Business.

Logimetrics is obligated under certain circumstances to re-pay all loans made by the Company, together with a prepayment penalty, and to pay certain termination fees and costs in the event that Logimetrics enters into a letter of intent or similar agreement for an acquisition transaction with a third party. In addition, if Logimetrics enters into an acquisition transaction with a third party, under certain circumstances the Company has the right to retain ownership of the New York Business for no additional consideration.

The consummation of the proposed merger is subject to the satisfaction or waiver of a number of customary conditions precedent, including the satisfactory completion of due diligence investigation of the business and affairs of one another. No assurances can be given that the merger will be consummated on the terms summarized above or at all.

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

Item 10  Directors and Executive Officers of the Registrant

Item 11  Executive Compensation

Item 12  Security Ownership of Certain Beneficial Owners and Management

Item 13  Certain Relationships and Related Transactions

All information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 16, 2000, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)           Index to Financial Statements and Financial Statement Schedules

                                                                                                         Page
         Financial  Statements for the Years Ended  December 31, 1998,  1997 and 1996:
                  Consolidated Statements of Operations                                                   18
                  Consolidated Balance Sheets                                                             19
                  Consolidated Statements of Stockholders' Equity                                         20
                  Consolidated Statements of Cash Flows                                                   21

         Notes to Consolidated Financial Statements                                                       22

         Report of Independent Accountants                                                                43

         Schedule II       Valuation and Qualifying Accounts                                              44

         All other schedules are omitted because they are not applicable, not required under the instructions, or all the information required is set forth in the consolidated financial statements or notes thereto.

   (2) The following described exhibits are filed herewith or incorporated herein by reference indicated:

Exhibit
Number   Description
--------------------------------------------------------------------------------------------------------------------------------
3.1               Certificate of Incorporation of Registrant, as amended to date.*

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

10.4              Employee Incentive Stock Option Plan-1982 of the Registrant.*

10.5              1992 Equity Incentive Plan of the Registrant.*

10.6              Signal Technology Corporation 401(k) Plan.*

10.8              Lease dated as of October 18, 1990 by and between Benecia Associates and ST Microwave Corp.*

10.18             Asset Purchase and Sale Agreement by and between Adaptive Power Solutions, L.L.C. and Keltec Corporation
                  dated October 12, 1995. *****

10.19             Trade License and Purchase and Sale Agreement by and between Western Microwave, Inc. and ST Microwave
                  Corporation, a wholly owned subsidiary of Signal Technology Corporation, dated July 21, 1995. *****

10.20             Purchase and Sale Agreement by and between Tecnetics, Incorporated and Keltec Corporation, dated September
                  7, 1995. *****

10.22             Amendment  agreement No.1 to the Second Amendment and Restated  Credit Agreement,  dated as of September 30, 1993, with the First  National  Bank of  Boston,  dated as of July 20,  1995. *****


Exhibit
Number Description
--------------------------------------------------------------------------------------------------------------------------------

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

10.29             First Amendment to lease, dated as of September 9, 1996, by and between Benicia Associates and Signal Technology
                  Corporation. *******

10.30             Employee Stock Purchase Plan. ******

10.31             Amendment No. 5 to the second and restated credit agreement, dated as of September 30, 1993, with the First
                  National Bank of Boston, dated as of December 15, 1997.********

10.32             Purchase and sale agreement by and between Communications and Power Industries, Inc. (Seller)
                  and Signal Technology Corporation (Buyer) dated July 25, 1997 for all real estate at 26-28 Tozer Road,
                  Beverly Massachusetts.********

10.33             Sublease Agreement as of October 1, 1998 by and between Copyright Clearance Center, Inc. and Signal Technology
                  Corporation.*********

10.34             Amendment Agreement No. 6 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with
                  BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of October 20, 1998.*********

10.35             Amendment Agreement No. 7 to Second Amended and Restated Credit Agreement, dated as of September 30, 1999, with
                  Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of March 9, 2000

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

********          Incorporated by reference to the correspondence exhibit filed as a part of the registrants 1997 Annual Report on
                  Form 10-K.

*********         Incorporated by reference to the correspondence exhibit filed as a part of the registrant 1998 Annual Report on
                  Form 10-K.

(b)      Reports on Form 8-K

         During the first quarter 2000, the Company made the following filings on Form 8-K:

         Signal Technology Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2000 related to the acquisition of Advanced Frequency Products LLC.

         Signal Technology Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2000, related to the letter of intent with Logimetrics, Inc.


                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SIGNAL TECHNOLOGY CORPORATION

                              By: /s/  Robert Nelsen

                              -----------------------------------------------------------------------
                              Chief Financial Officer and Principle Accounting Officer

Date:  March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       /s/       George E. Lombard                                          March 30, 2000
       --------------------------------------------------------
       Chairman, Chief Executive Officer and Principle Executive Officer

       /s/        Robert Nelsen                                             March 30, 2000
       --------------------------------------------------------
       Chief Financial Officer

       /s/      Bernard P. O'Sullivan                                       March 30, 2000
       --------------------------------------------------------
       Bernard P. O'Sullivan
       Director

       /s/      Harvey C. Krentzman                                         March 30, 2000
       --------------------------------------------------------
       Harvey C. Krentzman
       Director

       /s/      Joseph S. Schneider                                         March 30, 2000
       --------------------------------------------------------
       Joseph S. Schneider
       Director

       /s/      Larry L. Hansen                                             March 30, 2000
      --------------------------------------------------------
       Larry L. Hansen
       Director

       /s/      Thomas McInerney                                            March 30, 2000
       --------------------------------------------------------
       Director

       /s/      Thomas Skelly                                               March 30, 2000
       --------------------------------------------------------
       Director



                        Report of Independent Accountants

To the Board of Directors and Stockholders of Signal Technology Corporation

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) present fairly, in all material respects, the financial position of Signal Technology Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Boston, Massachusetts
February 22, 2000, except as to Note 9 which is as of March 9, 2000

Schedule II  Valuation and Qualifying Accounts
                                                            Years ended December 31, 1998, 1997 and 1996
------------------------------------------------------------------------------------------------------------------------------------
                                                             Balance at         Charged to           Charged to         Balanced at
                                                             Beginning          Costs and              Other                End
Description                                                  of Period          Expenses              Accounts           of Period
------------------------------------------------------------------------------------------------------------------------------------
1997

Inventory reserve                                            2,384,000          1,933,000           (2,588,000)(2)       1,729,000

Allowance for doubtful accounts                                170,000             (8,000)              (3,000)(1)         159,000

------------------------------------------------------------------------------------------------------------------------------------

1998

Inventory reserve                                            1,729,000          5,823,000           (1,624,000)(2)       5,928,000

Allowance for doubtful accounts                                159,000            196,000              (23,000)(1)         332,000

------------------------------------------------------------------------------------------------------------------------------------

1999

Inventory reserve                                            5,928,000          1,643,000           (2,764,000)(2)       4,807,000

Allowance for doubtful accounts                                332,000             73,000             (206,000)(1)         199,000

------------------------------------------------------------------------------------------------------------------------------------

Notes

(1) Write-off of bad debts

(2) Charged to inventory accounts from previously established reserved amounts

                                                                 44