Form 10-Q
period 2000-03-31
SIGNAL TECHNOLOGY CORP
filed 2000-05-15
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                              --------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: | |

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       Common Stock                          Outstanding at May 10, 2000
      $.01 Par Value                                7,828,637shares


                                          INDEX

                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets                                  3
                  Condensed Consolidated Statements of Operations                        4
                  Condensed Consolidated Statements of Cash Flows                        5
                  Notes to Condensed Consolidated Financial Statements                   6

         Item 2   Management's Discussion and Analysis of Financial Condition           11
                  and Results of Operations

         Item 3  Qualitative and Quantitative Disclosures About Market Risk             15


PART II - OTHER INFORMATION

         Item 1  Legal Proceedings                                                      16
         Item 6  Exhibits and Reports on Form 8-K                                       16


SIGNATURE                                                                               16


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)



                                                        March 31,   December 31,
                                                          2000          1999
                                                        --------      --------
Assets:
Cash                                                    $  2,788      $  3,571
Accounts receivable, net                                  15,797        13,299
Inventories                                               13,110        10,446
Deferred taxes                                             4,134         4,134
Refundable income taxes                                      638           638
Other current assets                                         315           346
                                                        --------      --------
         Total current assets                             36,782        32,434
                                                        --------      --------

Property, plant and equipment, net                        14,695        14,954
Intangible assets, net                                     9,031         9,365
Other assets                                               2,843           848
                                                        --------      --------
         Total assets                                   $ 63,351      $ 57,601
                                                        ========      ========

Liabilities and stockholders' equity:
Current maturities of long-term debt                    $  9,987      $  3,605
Accounts payable                                           4,546         3,292
Accrued expenses                                           7,352        10,318
Customer advances                                          1,552         1,603
                                                        --------      --------
         Total current liabilities                        23,437        18,818
                                                        --------      --------

Deferred income taxes                                      1,524         1,524
Long-term debt, net of current maturities                  5,558         5,573

Stockholders' equity
Common stock                                                  79            78
Additional paid-in capital                                14,571        13,667
Retained earnings                                         19,082        18,841
                                                        --------      --------
                                                          33,732        32,586
Less treasury stock                                         (900)         (900)
                                                        --------      --------
         Total stockholders' equity                       32,832        31,686
                                                        --------      --------
         Total liabilities and stockholders' equity     $ 63,351      $ 57,601
                                                        ========      ========



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)



                                                                Quarter ended
                                                                   March 31,
                                                               2000        1999
                                                             -------     -------
Net Sales                                                    $20,289     $20,436
Cost of sales                                                 13,384      14,547
                                                             -------     -------
Gross profit                                                   6,905       5,889

Selling, general and administrative expense                    5,720       4,574
Research and development expense                                 420         514
                                                             -------     -------
Operating income                                                 765         801
Other expense                                                    159        --
Interest expense                                                 190         147
                                                             -------     -------
Income before income taxes                                       416         654

Provision for income taxes                                       175          15
                                                             -------     -------

Net income                                                   $   241         639
                                                             =======     =======

Net income per share
     Basic                                                   $  0.03        0.09
     Diluted                                                 $  0.03        0.08

Shares used in calculating net income per share
     Basic                                                   $ 7,748       7,503
     Diluted                                                 $ 8,794       7,824


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                Quarter Ended
                                                                  March 31,
                                                              2000        1999
                                                            -------     -------
Net cash provided (used) by operating activities            $(5,289)    $   352
                                                            -------     -------

Cash flows from investing activities:
       Additions to property, plant and equipment              (461)       (417)
       Other assets                                          (1,995)          2
                                                            -------     -------
Net cash used by investing activities                        (2,456)       (415)
                                                            -------     -------

Cash flows from financing activities:
       Proceeds from exercise of stock options                  412         313
       Proceeds from Employee Stock Purchase Plan               183          76
       Borrowings on bank revolving credit facility           9,000       4,300
       Payments on bank revolving credit facility            (2,600)     (5,100)
       Payments of long-term debt                               (33)       (100)
                                                            -------     -------
Net cash provided (used) by financing activities              6,962        (511)
                                                            -------     -------

Net decrease in cash                                           (783)       (574)

Cash, beginning of period                                     3,571       2,366
                                                            -------     -------

Cash, end of period                                         $ 2,788     $ 1,792
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

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes To The Condensed Consolidated Financial Statements
                      (in thousands, except per share data)

1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements of the Company as of March 31, 2000, and for the three months ended March 31, 2000 and 1999 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999, included in the Company's annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

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

       A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                         Quarter ended March 31,
                                                           2000          1999
                                                          ------        ------
       Basic and Diluted EPS
               Net income                                 $  241        $  639
                                                          ======        ======


       Basic EPS
               Common shares outstanding                   7,748         7,503
                                                          ------        ------
               Basic earnings per share                   $ 0.03        $ 0.09
                                                          ======        ======


       Diluted EPS
               Basic EPS                                   7,748         7,503

       Effect of Dilutive Securities -
               Common Stock Options                        1,046           321
                                                          ------        ------
                                                           8,794         7,824

       Diluted EPS
               Diluted earnings per share                 $ 0.03        $ 0.08
                                                          ======        ======

3.     COMPREHENSIVE INCOME (LOSS)
       There were no differences between net income and comprehensive income for the quarters ended March 31, 2000 and March 31, 1999.

4.     Details of certain balance sheet accounts are as follows:

                                                      March 31,   December 31,
                                                        2000          1999
                                                      --------      --------
Net inventories:
Raw materials                                         $  3,329      $  2,914
Work in progress                                        13,397         9,739
Finished goods                                             196           587
                                                      --------      --------
                                                        16,922        13,240
Less: unliquidated progress payments                    (3,812)       (2,794)
                                                      --------      --------
                                                      $ 13,110      $ 10,446
                                                      ========      ========
Property, plant and equipment:
Land                                                  $    992      $    992
Building and improvements                               10,148        10,132
Machinery and equipment                                 27,448        27,162
Furniture and fixtures                                   3,634         3,487
                                                      --------      --------
                                                        42,222        41,773
Less accumulated depreciation                          (27,527)      (26,819)
                                                      --------      --------
Net property, plant and equipment                     $ 14,695      $ 14,954
                                                      ========      ========

5.   INCOME TAXES
     In the quarter ended March 31, 2000, the Company recorded a provision for income taxes of $175. The provision is at statutory rates after adjustments for non-deductible expenses which consist principally of goodwill resulting from certain of the Company's acquisitions. In the quarter ended March 31, 1999, the Company recorded a provision for income taxes of $15 for alternative minimum tax. The Company provided a valuation allowance for the full amount of its net deferred tax assets at March 31, 1999 because it was more likely than not that the deferred tax-asset may not have been realized.

6.   OTHER ASSETS
     On February 17, 2000, the Company entered into a non-binding letter of intent pursuant to which the Company proposes to acquire LogiMetrics, Inc. ("LogiMetrics"). In connection with the letter of intent, the Company has loaned approximately $2,000 to LogiMetrics for working capital and other purposes. LogiMetrics granted to the Company the option to purchase LogiMetrics high-power amplified business, currently conducted at LogiMetrics' facility in Bohemia, New York (the "New York Business"), for $2,000 less the unpaid portion of any loans made by the Company to LogiMetrics. The $2,000 note receivable is included in other assets in the quarter ended March 31, 2000. Upon execution of the letter of intent, the Company, through its Keltec division, assumed the management and operation of the New York Business as a security interest for the loan and has assumed all current liabilities of the New York Business. The Company is responsible for all expenses incurred and is entitled to retain all revenues generated in connection with its operation of that business. The Company also has agreed to make interest payments on LogiMetrics' outstanding bank indebtedness during the period it is operating the New York Business.

7.   COMMITMENTS AND CONTINGENCIES
     The Company is involved from time to time in litigation incidental to its business. Ongoing legal proceedings are as follows:

     Weymouth Environmental Contamination:
     The Company is subject to extensive and changing federal, state and local environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs.

     The Company is subject to certain indemnification obligations under agreements with a previously sold facility located in Weymouth, Massachusetts for potential environmental liabilities associated with groundwater contaminants present at and associated with the site.

     In accordance with the applicable provisions of the Massachusetts Contingency Plan, the Company has completed its investigation of the Site and has submitted an evaluation of remedial alternatives to the Massachusetts Department of Environmental Protection ("DEP"). The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system with the addition of a supplemental well. The DEP has not approved the Remedial Action Plan and suggested the Company consider that the recommended remedial alternative could include well head treatment at Weymouth Winter Street well No. 2. The Company is currently evaluating this approach. The Company has been informed by its insurers that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements. During the fourth quarter of 1998 the Company took a charge for environmental remediation costs due to a settlement with the Commonwealth of Massachusetts and a revision to its estimates for future remediation costs at the site.

     The Company has recorded liabilities of $1.1 million calculated on the discounted cash flow method using an 8% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years.

     Sunnyvale Indemnification Claim:
     Eaton Corporation has filed a suit against the Company in United States District Court, Northern District of California, alleging that it has a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based on allegations that the Company assumed certain liabilities when it acquired one of the divisions of Eaton Corporation. The indemnification claim was recently dismissed at the trial level, but has been appealed by Eaton Corporation. The matter is pending before the Ninth Circuit of the United States Court of Appeals and the outcome is uncertain.

     DeCoursey v. Signal Technology Corporation:
     The case was filed on August 25, 1998 in the United States District Court for the District of Massachusetts. Plaintiffs allege that they purchased Common Stock of the Company between April 28, 1997 and August 17, 1998 and seek to represent the class of all persons purchasing during that period. The Complaint, which was amended on March 29, 1999, alleges that the Company and its former Chief Executive Officer, Dale Peterson, violated
     Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 and seeks monetary damages. The Amended Complaint alleges that various public statements by the Company during 1997 and 1998 were false or misleading as a result of alleged accounting irregularities. On June 11, 1999, the Company filed a motion to dismiss the Amended Complaint. Subsequently, the parties reached an agreement-in-principle to settle. The agreement was approved by the court on April 24, 2000. During the third quarter of 1999 the Company took a charge to earnings of $1,250 in connection with the agreement-in-principle to settle the lawsuit.

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

8.   SEGMENT INFORMATION
     The Company formed a new business segment during the first quarter 2000 following its acquisition of Advanced Frequency Products in December of 1999. The new business segment is referred to as the Signal Wireless Group and is being reported in this filing for the first time. First quarter 1999 segment reporting has been restated to reflect the segment reorganization. The Company now has six operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The divisions; referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron reports its operations within four segments:
     Signal Wireless Group (Established in January 2000 includes Advanced Frequency Products and products from Arizona, California, Olektron and Systems which are produced for the world-wide wireless telecommunication markets.), Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve the defense and space markets.), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market.) The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers.

     The Company's reportable segments are as follows:

     Signal Wireless Group
     Engaged in the design and manufacture of products serving the telecommunications industry including microwave and millimeterwave transceivers, IF conversion modules, phase locked oscillators, synthesizers, power supplies, digital switching equipment, digitally tunable notch filters as well as a large portfolio of single function microwave components.

     Microwave Components and Subsystems
     Engaged in the design and manufacture of microwave oscillators, frequency synthesizers and microwave amplifiers, microwave switch matrices and a wide range of single function components including ferrite circulators and isolators, mixers and filters for the defense and space markets.

     Power Management Products
     Engaged in the design and manufacture of military and space based DC to DC converters, high and low voltage power supplies, and military high power amplifiers and transmitters for use in radar systems.

     Radio Frequency Components and Subsystems
     Engaged in the design and manufacture of radio frequency and intermediate frequency signal processing components, integrated multi-function devices, and switching systems for the defense market.

The following tables display net sales and operating income by business segment for each of the quarters ending March 31:

                                                         2000            1999
                                                       --------        --------
Net Sales
---------
Signal Wireless Group                                  $  3,115        $  1,273
Microwave Components and Subsystems                       8,456           9,207
Power Management Products                                 6,072           7,309
RF Components & Subsystems                                2,646           2,647
                                                       --------        --------
                                                       $ 20,289        $ 20,436

Operating Income(1)
-------------------
Signal Wireless Group                                  $   (850)       $    (61)
Microwave Components & Subsystems                           651             323
Power Management Products                                 1,054             424
RF Components & Subsystems                                  (90)            115
                                                       --------        --------
                                                       $    765        $    801

Total Assets
------------
Signal Wireless Group                                  $ 12,133        $  2,167
Microwave Components & Subsystems                        19,046          20,277
Power Management Products                                15,004          12,560
RF Components & Subsystems                                6,674           6,766
Corporate                                                10,494           6,674
                                                       --------        --------
     Total                                             $ 63,351        $ 48,444
                                                       ========        ========

(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended March 31, 2000 and March 31, 1999.

Net Sales in the first quarter of 2000 decreased $.1 million, or .7% as compared to the first quarter of 1999. The change in net sales is detailed by business segment elsewhere in management's discussion and analysis.

Gross profit during the first quarter of 2000 increased $1.0 million, or 17.3% as compared to the first quarter of 1999. For the first quarter of 2000 gross profit as a percentage of sales increased to 34% from 28.8% in the first quarter of 1999. The increase in gross profit is primarily attributable to streamlining of operations, improvements in financial controls as well as changes in contract mix.

Selling, general and administrative expenses increased $1.1 million or 25% compared to the first quarter of 1999. The increase in selling, general and administrative expenses is primarily due to additional selling, general and administrative expenses associated with the Advanced Frequency Products operation (acquired December 1999) including the amortization of intangible assets and a non-cash stock option compensation expense of $.3 million related to stock options granted to non-employees.

Company-funded research and development decreased $.1 million for the first quarter of 2000 or 18% compared to the first quarter of 1999.

Other expense of $159 thousand is the loss incurred during the first quarter of 2000 in connection with management of LogiMetrics high-power amplifier business. On February 17, 2000, the Company entered into a non-binding letter of intent pursuant to which the Company proposes to acquire LogiMetrics, Inc. ("LogiMetrics"). In connection with the letter of intent, the Company has loaned approximately $2.0 million to LogiMetrics for working capital and other purposes. LogiMetrics granted to the Company the option to purchase LogiMetrics high-power amplifier business, currently conducted at LogiMetrics' facility in Bohemia, New York (the "New York Business"), for $2.0 million less the unpaid portion of any loans made by the Company to LogiMetrics. Upon execution of the letter of intent, the Company, through its Keltec division, assumed the management and operation of the New York Business as a security interest for the loan and has assumed all current liabilities of the New York Business. The Company is responsible for all expenses incurred and is entitled to retain all revenues generated in connection with its operation of that business. The Company also has agreed to make interest payments on LogiMetrics' outstanding bank indebtedness during the period it is operating the New York Business.

Interest expense increased $43 thousand for the first quarter of 2000 as compared to the first quarter of 1999. The increase is due to an increased level of borrowings at higher interest rates.

In the first quarter of 2000 the Company recorded a provision for income taxes of $175 thousand. In the first quarter of 1999, the Company recorded a provision for income taxes of $15 thousand for alternative minimum tax. The Company provided a valuation allowance for the full amount of its net deferred tax assets at March 31, 1999 because it was more likely than not that the deferred tax-asset may not have been realized.

Business Segments
The Company has six operating divisions referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron and reports its operations within four segments: Signal Wireless Group (commercial wireless products for the telecommunications industry from Arizona, California, Systems, Advanced Frequency Products and Olektron divisions); Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense markets).

The following tables display net sales and operating income by business segment for each of the quarters ending March 31:

                                                         2000            1999
                                                       --------        --------
Net Sales
---------
Signal Wireless Group                                  $  3,115        $  1,273
Microwave Components and Subsystems                       8,456           9,207
Power Management Products                                 6,072           7,309
RF Components & Subsystems                                2,646           2,647
                                                       --------        --------
                                                       $ 20,289        $ 20,436
Operating Income(1)
-------------------
Signal Wireless Group                                  $   (850)       $    (61)
Microwave Components & Subsystems                           651             323
Power Management Products                                 1,054             424
RF Components & Subsystems                                  (90)            115
                                                       --------        --------
                                                       $    765        $    801
                                                       ========        ========



(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.


Signal Wireless Group
Net sales of Signal Wireless Group increased by $1.8 million in the first quarter of 2000 compared to the first quarter of 1999. The primary reason for the increase was the net sales from the acquisition of Advance Frequency Products in December 1999.

Operating income of Signal Wireless Group decreased by $.8 million in the first quarter of 2000 compared to the first quarter of 1999. The decrease is primarily due to increased selling, general and administrative costs including the amortization of intangible assets associated with the Advanced Frequency Products acquisition and increased spending on research and development.

Microwave Components and Subsystems
Net sales of Microwave Components and Subsystems decreased by $.8 million in the first quarter of 2000 compared to the first quarter of 1999. The decrease is primarily due to lower A/V switch shipments at the Systems operation.

Operating income of Microwave Components and Subsystems increased by $.3 million in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily due to an increase in gross margins attributable to streamlining of operations as well as changes in contract mix and a reduction in spending on research and development partially offset by an increase in selling, general and administrative expenses.

Power Management Products
Net sales of Power Management Products decreased by $1.2 million in the first quarter of 2000 compared to the first quarter of 1999. The decrease is due to delays on certain contracts currently in the development stage for which production hardware will not ship until later in 2000.

Operating income of Power Management Products increased by $.6 million in the first quarter of 2000 compared to the first quarter of 1999. The increase is primarily due to an increase in gross margins associated with changes in contract mix and lower overall manufacturing costs.

RF Components and Subsystems
Net sales of RF Components and Subsystems were approximately the same in the first quarter of 2000 compared to the first quarter of 1999.

Operating income of RF Components and Subsystems decreased by $.2 million in the first quarter of 2000 compared to the first quarter of 1999. The decrease is primarily due to a decrease in gross margin associated with contract mix and production problems on the Sparrow program.

Liquidity and Capital Resources
At March 31, 2000 the Company had working capital of $13.3 million, including cash and cash equivalents of $2.8 million, as compared to working capital of $13.6 million and cash and cash equivalents of $3.6 million, respectively at December 31, 1999. In the first quarter of 2000, the Company borrowed under the Company's revolving credit facility $6.4 million increasing the amount borrowed to $9.4 million under the facility to fund the negative cash flow from operations. Net cash flow used by operations was $5.3 million for the first quarter of 2000 compared to $.4 million net cask flow provided by operations for the first quarter of 1999. A $2.7 million increase in inventory and a $2.5 million increase in accounts receivable along with a $1.3 million payment associated with the shareholder lawsuit are the primary reasons for negative cash flow from operations during the first quarter of 2000.

The Company's borrowing arrangement requires the Company to maintain certain minimum balances and ratios, the most significant of which requires the maintenance of a minimum tangible net worth. At December 31, 1999 the Company was not in compliance with the net worth covenant as a result of the Advanced Frequency Products LLC acquisition and the Company obtained a waiver with respect to such non-compliance. The Company and its bank have amended the loan agreement as of March 9, 2000 including a change to the minimum net worth covenant. The Company was in compliance with the net worth covenant at March 31, 2000. The amount available for borrowing still may not exceed $15.0 million but the borrowing limit is no longer based on the Company's receivables. The Company's borrowing arrangement also requires the Company to maintain an interest coverage ratio. At March 31, 2000 the Company was not in compliance with the interest coverage covenant primarily due to a non-cash compensation expense associated with non-employee stock options and the Company obtained a waiver with respect to such non-compliance for the quarter ending March 31, 2000. The revolving credit facility is shown as a current liability.

On February 17, 2000, the Company entered into a non-binding letter of intent pursuant to which the Company proposes to acquire LogiMetrics, Inc. The Company has loaned approximately $2.0 million to LogiMetrics, Inc. for working capital and other purposes. LogiMetrics granted to the Company the option to purchase LogiMetrics' high-power amplifier business, currently conducted at LogiMetrics' facility in Bohemia, New York for $2.0 million less the unpaid portion of any loans made by the Company to LogiMetrics. In addition, the Company assumed management of LogiMetrics' Bohemia, New York business as a security interest for the loan and has assumed all current liabilities. The Company is responsible for all expenses incurred and is entitled to retain all revenues generated in connection with its operation of that business. The Company has also agreed to make interest payments on LogiMetrics' outstanding bank indebtedness during the period it is operating the Bohemia, New York business. The $2.0 million note receivable is included in other assets on the March 31, 2000 Balance Sheet.

The Company continues to investigate acquisition opportunities in complementary businesses, product lines and markets. The Company believes that it has adequate cash, working capital and available financing to meet its operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

Impact of Year 2000
Management is aware of the potential software and hardware anomalies associated with the date change commonly known as the Year 2000 problem (Y2K). A comprehensive review of the Company's computer systems, software and internal embedded systems was completed during 1999 and management believes at this time that year 2000 issues have been addressed and resolved. As of the date of this filing the Company is not experiencing any year 2000 problems.

Accounting Pronouncements
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 as amended by SAB 101A, will be required in the Company's second quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company's evaluation of SAB 101 is not yet complete.

Cautionary Note
This Form 10-Q may contain  "forward-looking  statements"  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which the Company is involved,
(ii) the impact of an amendment to the Company's credit facility on its liquidity, (iii) the Company's ability to meet its operating and capital requirement and to pursue acquisition opportunities, (iv) risks associated with the Year 2000 problem, and (v) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgement of the Company as on the date of this Form 10-Q, and the Company cautions readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in the Company's operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, the Company's ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, the Company's ability to finance its operations on terms that are acceptable, the Company's ability to attract and retain qualified personnel including the Company's management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. Government), the Company's ability to realize sufficient margins on sales of its products, the availability and timing of funding for the Company's current products and the development of future products.

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


PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Legal proceedings contained elsewhere in this Quarterly Report are incorporated herein by reference.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibit Index
       Exhibits            Description
       --------            -----------
       27                  Financial Data Schedule

(b)    Reports on Form 8-K
       During the first quarter of 2000, the Company made the following filings on Form 8-K:

       Signal Technology Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2000 related to the acquisition of Advanced Frequency Products LLC.

       Signal Technology Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2000 related to the letter of intent with LogiMetrics, Inc.


Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIGNAL TECHNOLOGY CORPORATION

                                      By:  /s/  Robert Nelsen
                                      ------------------------------------------
                                                Robert Nelsen
                                                Chief Financial Officer and
                                                Principal Accounting Officer

                                                Date: May 12, 2000