Form 10-Q
period 2000-06-30
SIGNAL TECHNOLOGY CORP
filed 2000-08-02
CIK 901119

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

       COMMON STOCK                           OUTSTANDING AT JULY 27, 2000
      $.01 PAR VALUE                                    7,924,085

                                      INDEX


                                                                                       Page
                                                                                       ----
PART I - FINANCIAL INFORMATION

         Item 1   Financial Statements
                  Condensed Consolidated Balance Sheets                                  3
                  Condensed Consolidated Statements of Operations                        4
                  Condensed Consolidated Statements of Cash Flows                        5
                  Notes to Condensed Consolidated Financial Statements                   6

         Item 2   Management's Discussion and Analysis of Financial Condition           11
                  and Results of Operations

         Item 3   Quantitative and Qualitative Disclosures About Market Risk            18



PART II - OTHER INFORMATION

         Item 1   Legal Proceedings                                                     18
         Item 4   Submission of Matters to a vote of Security Holders                   18
         Item 6   Exhibits and Reports on Form 8-K                                      18


SIGNATURE                                                                               19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)



                                                         June 30,     December 31,
                                                           2000           1999
                                                         --------     ------------
Assets:
Cash                                                     $  1,331       $  3,571
Accounts receivable, net                                   15,513         13,299
Inventories                                                16,712         10,446
Deferred taxes                                              4,134          4,134
Refundable income taxes                                       638            638
Other current assets                                        2,269            346
                                                         --------       --------
         Total current assets                              40,597         32,434
                                                         --------       --------

Property, plant and equipment, net                         15,249         14,954
Intangible assets, net                                      8,696          9,365
Other assets                                                  876            848
                                                         --------       --------
         Total assets                                    $ 65,418       $ 57,601
                                                         ========       ========

Liabilities and stockholders' equity:
Current maturities of long-term debt                     $ 10,158       $  3,605
Accounts payable                                            4,762          3,292
Accrued expenses                                            8,957         10,318
Customer advances                                             501          1,603
                                                         --------       --------
         Total current liabilities                         24,378         18,818
                                                         --------       --------

Deferred income taxes                                       1,524          1,524
Long-term debt, net of current maturities                   5,678          5,573

Stockholders' equity
Common stock                                                   80             78
Additional paid-in capital                                 14,858         13,667
Retained earnings                                          19,800         18,841
                                                         --------       --------
                                                           34,738         32,586
Less treasury stock                                          (900)          (900)
                                                         --------       --------
         Total stockholders' equity                        33,838         31,686
                                                         --------       --------
         Total liabilities and stockholders' equity      $ 65,418       $ 57,601
                                                         ========       ========


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)


                                                         Quarter ended           Six Months ended
                                                           June 30,                  June 30,
                                                       2000         1999         2000         1999
                                                     -------      -------      -------      -------
Net sales                                            $23,062      $20,934      $43,351      $41,370
Cost of sales                                         15,218       14,792       28,602       29,339
                                                     -------      -------      -------      -------
Gross profit                                           7,844        6,142       14,749       12,031

Selling, general and administrative expense            5,283        4,885       11,003        9,458
Research and development expense                         870          311        1,290          825
                                                     -------      -------      -------      -------
Operating income                                       1,691          946        2,456        1,748
Other expense                                            117           --          276           --
Interest expense                                         327          104          517          252
                                                     -------      -------      -------      -------
Income before income taxes                             1,247          842        1,663        1,496

Provision for income taxes                               529           17          704           32
                                                     -------      -------      -------      -------

Net income                                           $   718      $   825      $   959      $ 1,464
                                                     =======      =======      =======      =======


Net income per share
     Basic                                           $  0.09      $  0.11      $  0.12      $  0.19
     Diluted                                         $  0.08      $  0.10      $  0.11      $  0.18

Shares used in calculating net income per share
     Basic                                             7,830        7,585        7,789        7,544
     Diluted                                           8,863        8,032        8,806        7,922


     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                 Six Months Ended
                                                                     June 30,
                                                               2000           1999
                                                             --------       --------
Net cash provided (used) by operating activities             $ (6,010)      $  3,998
                                                             --------       --------

Cash flows from investing activities:
       Additions to property, plant and equipment              (1,381)          (752)
       Other assets                                            (2,028)             4
                                                             --------       --------
Net cash used by investing activities                          (3,409)          (748)
                                                             --------       --------

Cash flows from financing activities:
       Proceeds from exercise of stock options                    661            338
       Proceeds from Employee Stock Purchase Plan                 183             76
       Borrowings on bank revolving credit facility            13,000          4,600
       Payments on bank revolving credit facility              (6,500)        (8,600)
       Payments of long-term debt                                (165)          (200)
                                                             --------       --------
Net cash provided (used) by financing activities                7,179         (3,786)
                                                             --------       --------

Net decrease in cash                                           (2,240)          (536)

Cash, beginning of period                                       3,571          2,366
                                                             --------       --------

Cash, end of period                                          $  1,331       $  1,830
                                                             ========       ========

Supplemental Disclosure of Non-Cash Financing Activity:
Capital Lease - Equipment                                    $    323             --

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes To The Condensed Consolidated Financial Statements
                      (in thousands, except per share data)

1.     BASIS OF PRESENTATION

       The condensed consolidated financial statements of the Company as of June 30, 2000, and for the three and six months ended June 30, 2000 and 1999 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999, included in our annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

       Our fiscal quarter consists of a thirteen week period ending on the Saturday closest to June 30. For ease of presentation, interim periods are designated to have ended on June 30.

2.     EARNINGS PER SHARE

       We present basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods using the treasury stock method.

       A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                   Quarter ended June 30,         Six Months ended June 30,
                                                      2000        1999                2000        1999
                                                      ----        ----                ----        ----
       Basic and Diluted EPS
                Net income                           $  718      $  825              $  959      $1,464
                                                     ======      ======              ======      ======

       Basic EPS
                Common shares outstanding             7,830       7,585               7,789       7,544
                                                     ------      ------              ------      ------
                Basic earnings per share             $ 0.09      $ 0.11              $ 0.12      $ 0.19
                                                     ======      ======              ======      ======

       Diluted EPS
                Basic EPS                             7,830       7,585               7,789       7,544

                Effect of Dilutive Securities -
                  Common Stock Options                1,033         447               1,017         378
                                                     ------      ------              ------      ------
                                                      8,863       8,032               8,806       7,922
       Diluted EPS
                Diluted earnings per share           $ 0.08      $ 0.10              $ 0.11      $ 0.18
                                                     ======      ======              ======      ======

3.     COMPREHENSIVE INCOME (LOSS)

       There were no differences between net income and comprehensive income for the quarter and six months ended June 30, 2000 and June 30, 1999.

4.     Details of certain balance sheet accounts are as follows:

                                                    June 30, 2000         December 31, 1999
                                                    -------------         -----------------
      Net inventories:
      Raw materials                                    $  5,234               $  2,914
      Work in progress                                   15,566                  9,739
      Finished goods                                        270                    587
                                                       --------               --------
                                                         21,070                 13,240
      Less: unliquidated progress payments               (4,358)                (2,794)
                                                       --------               --------
                                                       $ 16,712               $ 10,446
                                                       ========               ========
      Property, plant and equipment:
      Land                                             $    992               $    992
      Building and improvements                          10,196                 10,132
      Machinery and equipment                            28,541                 27,162
      Furniture and fixtures                              3,716                  3,487
                                                       --------               --------
                                                         43,445                 41,773
      Less accumulated depreciation                     (28,196)               (26,819)
                                                       --------               --------
      Net property, plant and equipment                $ 15,249               $ 14,954
                                                       ========               ========

5.     INCOME TAXES

       In the quarter and six months ended June 30, 2000, we recorded a provision for income taxes of $529 and $704 respectively. The provision is at statutory rates after adjustments for non-deductible expenses which consist principally of goodwill resulting from certain of our acquisitions. In the quarter and six months ended June 30, 1999, we recorded a provision for income taxes of $17 and $32 respectively for alternative minimum tax. We provided a valuation allowance for the full amount of our net deferred tax assets at June 30, 1999 because it was more likely than not that the deferred tax-assets may not have been realized.

6.     OTHER CURRENT ASSETS

       On February 17, 2000, we entered into a non-binding letter of intent pursuant to which the Company proposed to acquire LogiMetrics, Inc. In connection with the letter of intent, we loaned approximately $2,000 to LogiMetrics for working capital and other purposes. LogiMetrics granted us the option to purchase LogiMetrics' high-power amplified business, currently conducted at LogiMetrics' facility in Bohemia, New York, for $2,000 less the unpaid portion of any loans we made to LogiMetrics. The $2,000 note receivable is included in other current assets in the quarter ended June 30, 2000. Upon execution of the letter of intent, we, through our Keltec division, assumed the management and operation of the Bohemia, New York business and assumed all current liabilities of the business. We are responsible for all expenses incurred and we are entitled to retain all revenues generated in connection with our operation of that business. We also agreed to make interest payments on LogiMetrics' outstanding bank indebtedness during the period we operated the business.

       On July 12, 2000 we terminated discussions relative to the proposed acquisition of LogiMetrics. We have notified LogiMetrics of our intent to exercise our option to return the Bohemia, New York business back to LogiMetrics. We are in discussions with LogiMetrics concerning terms and conditions under which we may retain the Bohemia, New York business. Whether we retain the business in question or not, we expect no material financial impact on our financial results. The $2,000 note receivable was collected on July 25, 2000 along with $85 of interest.

7.     COMMITMENTS AND CONTINGENCIES

       We are involved from time to time in litigation incidental to our business. Ongoing legal proceedings are as follows:

       Weymouth Environmental Contamination:

       In April 1996, we sold our manufacturing facility in Weymouth, Massachusetts but retained the environmental liability and responsibility associated with groundwater contaminants present at and associated with the site. This site has been classified as a Tier 1A disposal site by the Massachusetts Department of Environmental Protection, or DEP, as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the site and still present in the groundwater at the site; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants which did not originate at the facility have also been detected in the well field.

       In accordance with the applicable provisions of the Massachusetts Contingency Plan, we have completed our investigation of the site and have submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system with the addition of a supplemental well. The DEP has not approved our remedial action plan and suggested that we consider that the recommended remedial plan could include well head treatment at Weymouth Winter Street well number 2. We are currently evaluating this approach. We have been informed that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements. It is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative, and if not, the specific remedial actions, if any, that it will require.

       We have recorded liabilities of $1,100 calculated on the discounted cash flow method using an 8% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years.

       Sunnyvale Indemnification Claim:

       Eaton Corporation has filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals has reversed this decision. We have filed a counterclaim against Eaton Corporation alleging fraud and misrepresentation. A trial date for Eaton Corporation's claim and our counterclaim has not been scheduled. Eaton Corporation has informed us that if it prevails on all of its claims and we are unsuccessful in our counterclaim, they believe they could be entitled to damages in the range of $8 million to $10 million. While the likely outcome of the case is uncertain, we believe that we have meritorious defenses to Eaton Corporation's claim and that we have a valid counterclaim.

       Transistor Devices, Inc. v. Signal Technology Corporation:

       On October 29, 1999, Transistor Devices, Inc. filed suit in the Superior Court in Morris County, New Jersey, against our Keltec division. We removed the case to the U.S. District Court for the District of New Jersey, where it is currently pending. The complaint alleges that Keltec is liable for defamation and intentional interference with the contractual relations based on alleged statements made by Keltec's President to representatives of Lockheed Martin Corporation in connection with Lockheed Martin's solicitation of bids for the design and manufacture of a certain power supply unit in August 1999. Transistor Devices claims that the alleged statements were intended to injure its reputation and interfere with its bid and prospective economic advantage with Lockheed Martin.

       In December 1999, Keltec denied the allegations set forth in the complaint and filed counterclaims against Transistor Devices for breach of contract and breach of the implied covenant of good faith and fair dealing. Keltec claims that Transistor Devices' bid to Lockheed Martin directly contravenes the non-compete provisions in an asset purchase agreement executed by Transistor Devices and Keltec on December 6, 1996. Our insurer is defending this case. We are uncertain of the likely outcome of the case.

       T-3 Contract:

       We are currently committed to a long term contract at our Keltec division (the T-3 contract) for amplifiers for Raytheon. The current contract value is $764. If Raytheon exercises all of its options within this contract, the total value could be in excess of $19,000. Based on an assessment by management in 1998, if all options are exercised at current estimated costs and prices, our loss could total up to $4,000. In 1999 we negotiated new prices and specifications for the same amplifiers under a new contract and we believe prices are at Keltec's manufacturing cost. We believe that other future orders and options for T-3 amplifiers will be renegotiated.

8.     SEGMENT INFORMATION

       We have six operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The divisions; referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron reports its operations within four segments: Signal Wireless Group (Established in January 2000 includes Advanced Frequency Products and products from Arizona, California, Olektron and Systems which are produced for the world-wide wireless telecommunication markets.), Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve the defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers.

     Our reportable segments are as follows:

     Signal Wireless Group

     Designs and manufactures commercial wireless products for the telecommunications industry.

     Microwave Components and Subsystems

     Designs and manufactures microwave oscillators, frequency synthesizers and converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

     Power Management Products

     Designs and manufactures military high and low voltage power suppliers, DC to DC converters and military high power amplifiers and transmitters for use in radar systems.

     Radio Frequency Components and Subsystems

     Designs and manufactures RF and intermediate frequency signal processing components, integrated multi-function devices, and switching systems.

     The following tables display net sales and operating income by business segment for the quarter and six months ended June 30, 2000 and 1999:

                                                  Quarter ended               Six Months ended
                                                    June 30,                      June 30,
     Net Sales                                2000           1999           2000           1999
     ---------                              --------       --------       --------       --------
     Signal Wireless Group                  $  3,301       $    614       $  6,416       $  1,887
     Microwave Components & Subsystems        10,095         10,739         18,551         19,946
     Power Management Products                 7,522          6,696         13,594         14,005
     RF Components & Subsystems                2,144          2,885          4,790          5,532
                                            --------       --------       --------       --------
                                            $ 23,062       $ 20,934       $ 43,351       $ 41,370

     Operating Income(1)
     -------------------
     Signal Wireless Group                  $   (727)      $   (252)      $ (1,577)      $   (313)
     Microwave Components & Subsystems         1,003            513          1,654            837
     Power Management Products                 1,579            492          2,633            916
     RF Components & Subsystems                 (164)           193           (254)           308
                                            --------       --------       --------       --------
                                            $  1,691       $    946       $  2,456       $  1,748

     (1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

     The following table displays total assets by business segment as of June 30, 2000 and December 31, 1999:

                                                      June 30,    December 31,
          Total Assets                                  2000          1999
          ------------                                --------    ------------
          Signal Wireless Group                       $16,509       $10,497
          Microwave Components & Subsystems            18,065        18,094
          Power Management Products                    14,872        12,134
          RF Components & Subsystems                    6,701         7,227
          Corporate                                     9,271         9,649
                                                      -------       -------
              Total                                   $65,418       $57,601


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations for the Three Months Ended June 30, 2000 and June 30, 1999

The following table set forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

                                                        Three Months Ended
                                                             June 30,
                                                       -------------------
                                                        2000         1999
                                                       ------       ------
     Net sales                                          100.0%       100.0%
     Cost of sales                                       66.0%        70.7%
                                                       ------       ------
          Gross profit                                   34.0%        29.3%

     Selling, general and administrative expenses        22.9%        23.3%
     Research and development expenses                    3.8%         1.5%
                                                       ------       ------
     Operating income                                     7.3%         4.5%
     Other expense                                        0.5%         0.0%
     Interest expense                                     1.4%         0.5%
                                                       ------       ------
     Income before income taxes                           5.4%         4.0%
     Provision for income taxes                           2.3%         0.1%
                                                       ------       ------
     Net income                                           3.1%         3.9%
                                                       ======       ======



Net sales. Net sales increased 10.2% from $20.9 million during the second quarter of 1999 to $23.1 million during the similar period in 2000. The primary reason for the increase was the $2.7 million increase in sales of the Signal Wireless Group which includes Advanced Frequency Products acquired in December 1999.

Gross profit. Gross profit increased 27.7% from $6.1 million for second quarter of 1999 to $7.8 million during the similar period in 2000. The primary reasons for the $1.7 million increase were changes in contract mix, streamlining of operations, improvements in financial controls and increased sales volume.

Selling, general and administrative expenses. Selling general and administrative expenses increased 8.1% from $4.9 million during the second quarter of 1999 to $5.3 million during the similar period in 2000. The primary reason for the increase in selling, general and administrative expenses is additional selling, general and administrative expenses associated with the Advanced Frequency Products operation including the amortization of intangible assets associated with the acquisition of Advanced Frequency Products.

Research and development expenses. Research and development expenses increased 179.7% from $.3 million during the second quarter of 1999 to $.9 million during the similar period in 2000. We continue to increase research and development expenditures as part of our new focus on the commercial wireless industry and to produce technology upgrades to existing equipment.

Other expenses. Other expenses were $117 thousand during the second quarter of 2000 and were related to the proposed acquisition of LogiMetrics Inc.'s high-power amplifier business. We have notified LogiMetrics of our intent to exercise our option to return the Bohemia, New York business back to LogiMetrics. We are in discussions with LogiMetrics concerning terms and conditions under which we may retain the Bohemia, New York business. Whether we retain the business in question or not, we expect no material financial impact on our financial results. A $2.0 million note receivable was collected on July 25, 2000 along with $85 thousand of interest.

Interest expense. Interest expense increased 214.4% from $.1 million during the second quarter of 1999 to $.3 million during the similar period in 2000. The increase is due to a higher level of borrowing at higher interest rates.

Provision for income taxes. Provision for income taxes increased to $.5 million in the second quarter of 2000 from $17 thousand for alternative minimum tax during the similar period of 1999 as the majority of 1999 taxable income was offset by tax benefits. We provided a valuation allowance for the full amount of our net deferred tax assets as of June 30, 1999 because it was more likely than not the deferred tax-asset may not have been realized.


Business Segments

We have six operating divisions referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron and reports our operations within four segments: Signal Wireless Group (commercial wireless products for the telecommunications industry from Arizona, California, Systems, Advanced Frequency Products and Olektron divisions); Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense markets).

The following tables display net sales and operating income by business segment for each of the quarters ended June 30:



      (amounts in thousands)                            2000             1999
                                                      --------         --------
      Net Sales
      Signal Wireless Group                           $  3,301         $    614
      Microwave Components and Subsystems               10,095           10,739
      Power Management Products                          7,522            6,696
      RF Components & Subsystems                         2,144            2,885
                                                      --------         --------
                                                      $ 23,062         $ 20,934

      Operating Income(1)
      Signal Wireless Group                           $   (727)        $   (252)
      Microwave Components & Subsystems                  1,003              513
      Power Management Products                          1,579              492
      RF Components & Subsystems                          (164)             193
                                                      --------         --------
                                                      $  1,691         $    946
                                                      --------         --------


(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group

Net sales. Net sales increased 437.6% from $.6 million during the second quarter of 1999 to $3.3 million during the similar period in 2000. The increase was due to $1.4 million in sales from Advanced Frequency Products and $1.3 million in increased sales from other operations due to a strong demand for wireless products.

Operating income. Operating income decreased by 188.5% from a $252 thousand loss during the second quarter of 1999 to a $727 thousand loss during the similar period in 2000. The decrease is primarily due to increased selling, general and administrative costs including the amortization of intangible assets associated with the Advanced Frequency Products acquisition and increased spending on research and development.

Microwave Components and Subsystems

Net sales. Net sales decreased 6% from $10.7 million during the second quarter of 1999 to $10.1 million during the similar period in 2000. The decrease is primarily due to lower A/V switch shipments at the Systems operation.

Operating income. Operating income increased 95.5% from $.5 million during the second quarter of 1999 to $1.0 million during the similar period in 2000. The increase is primarily due to an increase in gross margins attributable to streamlining of operations, changes in contract mix and a reduction in spending on research and development partially offset by a decrease in gross margin associated with decreased sales volume.

Power Management Products

Net sales. Net sales increased 12.3% from $6.7 million during the second quarter of 1999 to $7.5 million during the similar period in 2000. The increase is due to delivery of a $.3 million preproduction unit and an increase in shipments of production hardware for the quarter.

Operating income. Operating income increased 220.9% from $.5 million during the second quarter of 1999 to $1.6 million during the similar period in 2000. The increase is primarily due to an increase in gross margins associated with changes in contract mix and lower manufacturing costs.

RF Components and Subsystems

Net sales. Net sales decreased 25.7% from $2.9 million during the second quarter of 1999 to $2.1 million during the similar period in 2000. The decrease is primarily due to a reduction in sales of log amplifier devices for which orders have been declining.

Operating income. Operating income decreased 185% from $193 thousand during the second quarter of 1999 to a $164 thousand loss during the similar period in 2000. The decrease is primarily due to a decrease in gross margin associated with contract mix and decreased sales volume partially offset by reductions to selling, general and administrative costs and research and development expenses.


Results of Operations for the Six Months Ended June 30, 2000 and 1999.

The following table set forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

                                                              Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                             2000         1999
                                                            ------       ------
Net sales                                                    100.0%       100.0%
Cost of sales                                                 66.0%        70.9%
                                                            ------       ------
     Gross profit                                             34.0%        29.1%

Selling, general and administrative expense                   25.4%        22.9%
Research and development expense                               3.0%         2.0%
                                                            ------       ------
Operating income                                               5.6%         4.2%
Other expense                                                  0.6%         0.0%
Interest expense                                               1.2%         0.6%
                                                            ------       ------
Income before income taxes                                     3.8%         3.6%
Provision for income taxes                                     1.6%         0.1%
                                                            ------       ------
Net income                                                     2.2%         3.5%
                                                            ======       ======


Net Sales. Net sales increased 4.8% from $41.4 million during the first six months of 1999 to $43.4 million during the similar period in 2000. The primary reason for the increase was the addition of $4.5 million in commercial wireless equipment sales from the Signal Wireless Group. The net sales to the defense electronics market were down 6.5% due to delays in new orders and delays in completion of development contracts.

Gross profit. Gross profit increased 22.6% from $12.0 million during the first six months of 1999 to $14.8 million during the similar period in 2000 and as a percentage of net sales, gross profit increased from 29.1% in 1999 to 34.0% in 2000. The increase in gross profit is primarily attributable to streamlining of operations, improvements in financial controls, changes in product mix and increased sales volume.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 16.3% from $9.5 million during the first six months of 1999 to $11.0 million during the similar period in 2000. The increase is partially a result of higher additional selling, general and administrative expenses associated with the Signal Wireless Group and the acquisition of Advanced Frequency Products. The expenses associated with Advanced Frequency Products include the amortization of intangible assets. Additionally, there was a non-cash stock option compensation expense of $.3 million related to stock options granted to non-employees.

Research and development expenses. Research and development increased 56.4% from $.8 million during the first six months of 1999 to $1.3 million during the similar period in 2000. In 2000 our management team has continued to increase research and development expenditures as part of our new focus on the commercial wireless industry and to produce technology upgrades to existing equipment.

Other expenses. Other expenses were $276 thousand during the first six months of 2000 and were related to the proposed acquisition of LogiMetrics Inc.'s high-power amplifier business. We have notified LogiMetrics of our intent to exercise our option to return the Bohemia, New York business back to LogiMetrics. We are in discussions with LogiMetrics concerning terms and conditions under which we may retain the Bohemia, New York business. Whether we retain the business in question or not, we expect no material financial impact on our financial results. A $2.0 million note receivable was collected on July 25, 2000 along with $85 thousand of interest.

Interest expense. Interest expense increased by 105.2% from $252 thousand during the first six months of 1999 compared to $.5 million during the similar period in 2000. The increase is due to an increased level of borrowings at higher interest rates.

Provision for income taxes. Income taxes were $32 thousand during the first six months of 1999 compared to $.7 million during the similar period in 2000. The $32 thousand in taxes paid was the alternative minimum tax as the majority of taxable income was offset by tax benefits.

Business Segments

The following tables display net sales and operating income by business segment for the six months ending June 30:

(amounts in thousands)
Net Sales                                              2000              1999
---------                                            --------          --------
Signal Wireless Group                                $  6,416          $  1,887
Microwave Components and Subsystems                    18,551            19,946
Power Management Products                              13,594            14,005
RF Components & Subsystems                              4,790             5,532
                                                     --------          --------
                                                     $ 43,351          $ 41,370

Operating Income(1)
-------------------
Signal Wireless Group                                $ (1,577)         $   (313)
Microwave Components & Subsystems                       1,654               837
Power Management Products                               2,633               916
RF Components & Subsystems                               (254)              308
                                                     --------          --------
                                                     $  2,456          $  1,748

(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group

Net sales. Net sales of Signal Wireless Group increased 240.0% from $1.9 million for the first six months of 1999 to $6.4 million for the similar period in 2000. The primary reason for the increase was $2.9 million in sales from Advanced Frequency Products along with as increased sales from other operations due to a strong demand for wireless products.

Operating income. Operation income of Signal Wireless Group decreased by 403.8% from a $.3 million loss for the first six months of 1999 to a $1.6 million loss for a similar period in 2000. The decrease is primarily a result of increased selling, general and administrative costs including the amortization of intangible assets associated with the Advanced Frequency Products acquisition and increased spending on research and development.

Microwave Components and Subsystems

Net sales. Net sales of Microwave Components and Subsystems decreased 7.0% from $19.9 million for the first six months of 1999 to $18.6 million for the similar period in 2000. The primary reason for the decrease was lower A/V switch shipments at the Company's Systems Operation.

Operating income. Operation income of Microwave Components and Subsystems increased by 97.6%, from $.8 million for the first six months of 1999 to $1.7 million for a similar period in 2000. The increase is primarily due to an increase in gross margins attributable to streamlining of operations and changes in contract mix partially offset by a decrease in gross margin associated with decreased sales volume.

Power Management Products

Net sales. Net sales of Power Management Products decreased 2.9% from $14.0 million for the first six months of 1999 to $13.6 million for the similar period in 2000. The primary reason for the decrease was delays on certain contracts in the development stage for which production hardware will not ship until later in 2000.

Operating income. Operation income of Power Management Products increased by 187.4% from $.9 million for the first six months of 1999 to $2.6 million for a similar period in 2000. The increase is primarily due to an increase in gross margins associated with changes in contract mix and lower manufacturing costs.

RF Components and Subsystems

Net sales. Net sales of RF Components & Subsystems decreased 13.4% from $5.5 million for the first six months of 1999 to $4.8 million for the similar period in 2000. The decrease was primarily due to a reduction in sales of log amplifier devices for which orders have been declining.

Operating income. Operating income of RF Components & Subsystems decreased by 182.5%, from $.3 million for the first six months of 1999 to a $.3 million loss for a similar period in 2000. The decrease is primarily due to a decrease in gross margin associated with contract mix, production problems on the Sparrow program and decreased sales partially offset by reductions to research and development expenditures.

Liquidity and Capital Resources

At June 30, 2000 the Company had working capital of $16.2 million, including cash and cash equivalents of $1.3 million, as compared to working capital of $13.6 million and cash and cash equivalents of $3.6 million, respectively at December 31, 1999. In the first six months of 2000, the Company borrowed under the Company's revolving credit facility $6.5 million increasing the amount borrowed to $9.5 million under the facility. Net cash flow used by operations was $6.0 million for the first six months of 2000 compared to $4.0 million net cash flow provided by operations for the first six months of 1999. A $6.3 million increase in inventory and a $2.2 million increase in accounts receivable along with a $1.3 million payment associated with the shareholder lawsuit are the primary reasons for negative cash flow from operations during the first six months of 2000.

Our borrowing arrangement requires us to maintain certain minimum balances and ratios, including the requirement to maintain a minimum tangible net worth. We were in compliance with the net worth covenant at June 30, 2000. Our borrowing arrangement also requires that we maintain an interest coverage ratio. At June 30, 2000 we were not in compliance with the interest coverage covenant and we obtained a waiver with respect to such non-compliance for the quarter ending June 30, 2000. The revolving credit facility which will expire September 30, 2000, is shown as a current liability.

On February 17, 2000, we entered into a non-binding letter of intent pursuant to which we proposed to acquire LogiMetrics, Inc. We have loaned approximately $2.0 million to LogiMetrics, Inc. for working capital and other purposes (see Note
6). The $2.0 million note receivable is included in other current assets on the June 30, 2000 balance sheet. On July 12, 2000 the Company terminated discussions relating to the proposed acquisition of LogiMetrics, Inc. We have notified LogiMetrics of our intent to exercise our option to return the Bohemia, New York business back to LogiMetrics. We are in discussions with LogiMetrics concerning terms and conditions under which we may retain the Bohemia, New York business. Whether we retain the business in question or not, we expect no material financial impact on our financial results. A $2.0 million note receivable was collected on July 25, 2000 along with $85 thousand of interest.

We continue to investigate acquisition opportunities in complementary businesses, product lines and markets. We believe that we have adequate cash, working capital and available financing to meet our operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

Accounting Pronouncements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. The application of the guidance in SAB 101 as amended by SAB 101A and SAB 101B, will be required in our fourth quarter of the fiscal year 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. Our evaluation of SAB 101 is not yet complete.

Cautionary Note

This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which we are is involved, (ii) the impact of an amendment to our credit facility on its liquidity, (iii) our ability to meet operating and capital requirement and to pursue acquisition opportunities, (iv) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain.

These forward-looking statements represent our best judgement on the date of this Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, our ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, our ability to finance operations on terms that are acceptable, our ability to attract and retain qualified personnel including our management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. Government), our ability to realize sufficient margins on sales of its products, the availability and timing of funding for our current products and the development of future products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under its revolving credit facility, which are subject to interest rates based on the bank's base rate plus -1/2%. We also have a collateralized real estate loan at the bank's base rate and a change in the applicable interest rate on these loans would affect the rate at which we could borrow funds.

PART II.  OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Note 6 - Commitments and Contingencies to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 16, 2000, to consider and vote upon proposals to (i) elect two directors and (ii) ratify the action of the directors in amending the Company's 1992 Equity Incentive Plan. George E. Lombard and Thomas G. McInerney were elected as directors of the Company by a vote of 7,030,168 and 7,030,168 for, respectively and 12,687 and 12,687 withheld, respectively. The second proposal was approved by a vote of 3,505,749 for 489,559 against, 20,408 abstaining, and 3,027,139 broker non-voters.

The following directors continued in office after the meeting: Bernard P. O'Sullivan, Joseph Schneider, Larry L. Hansen, Harvey C. Krentzman and Thomas F. Skelly.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Index

         Exhibits            Description
         --------            -----------
         27                  Financial Data Schedule

(b)      Reports on Form 8-K

         We made the following filings on Form 8-K since the first quarter 2000:

         Signal Technology Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2000 relating to the announcement that we terminated discussions relative to our proposed acquisition of LogiMetrics.


Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SIGNAL TECHNOLOGY CORPORATION

                             By:  /s/  Robert Nelsen
                             ---------------------------------------------------
                                       Robert Nelsen
                                       Chief Financial Officer and
                                       Principal Accounting Officer

                                       Date: August 2, 2000