Form 10-Q
period 2000-09-30
SIGNAL TECHNOLOGY CORP
filed 2000-11-13
CIK 901119

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock as of the latest practicable date.

        COMMON STOCK                            OUTSTANDING AT NOVEMBER 10, 2000
       $.01 PAR VALUE                                       9,922,498

                                      INDEX


                                                                           PAGE

PART I - FINANCIAL INFORMATION

     Item 1 Financial Statements
            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Operations                   4
            Condensed Consolidated Statements of Cash Flows                   5
            Notes to Condensed Consolidated Financial Statements              6

     Item 2 Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        11

     Item 3 Quantitative and Qualitative Disclosures About Market Risk       17



PART II - OTHER INFORMATION

     Item 1 Legal Proceedings                                                18
     Item 6 Exhibits and Reports on Form 8-K                                 18



SIGNATURE                                                                    18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)



                                                    September 30,  December 31,
                                                        2000          1999
                                                    -------------  ------------
Assets:
Cash                                                   $ 27,729     $  3,571
Accounts receivable, net                                 19,357       13,299
Inventories                                              16,721       10,446
Deferred taxes                                            4,134        4,134
Refundable income taxes                                     638          638
Other current assets                                        562          346
                                                       --------     --------
         Total current assets                            69,141       32,434
                                                       --------     --------

Property, plant and equipment, net                       15,966       14,954
Intangible assets, net                                    8,363        9,365
Other assets                                                851          848
                                                       --------     --------
         Total assets                                  $ 94,321     $ 57,601
                                                       ========     ========

Liabilities and stockholders' equity:
Current maturities of long-term debt                   $    856     $  3,605
Accounts payable                                          4,871        3,292
Accrued expenses                                          9,658       10,318
Customer advances                                         1,984        1,603
                                                       --------     --------
         Total current liabilities                       17,369       18,818
                                                       --------     --------

Deferred income taxes                                     1,524        1,524
Long-term debt, net of current maturities                 5,848        5,573

Stockholders' equity:
Common stock                                                100           78
Additional paid-in capital                               50,096       13,667
Retained earnings                                        20,355       18,841
                                                       --------     --------
                                                         70,551       32,586
Less treasury stock                                        (971)        (900)
                                                       --------     --------
         Total stockholders' equity                      69,580       31,686
                                                       --------     --------
         Total liabilities and stockholders' equity    $ 94,321     $ 57,601
                                                       ========     ========


          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)



                                                         Quarter ended         Nine Months ended
                                                         September 30,           September 30,
                                                      2000          1999        2000        1999
                                                      ----          ----        ----        ----

Net sales                                           $ 27,165     $ 20,819     $ 70,516    $ 62,189
Cost of sales                                         19,279       14,010       47,881      43,349
                                                    --------     --------     --------    --------
Gross profit                                           7,886        6,809       22,635      18,840

Selling, general and administrative expense            5,403        4,770       16,406      14,228
Research and development expense                       1,474          559        2,764       1,384
                                                    --------     --------     --------    --------
Operating income                                       1,009        1,480        3,465       3,228
Other expense (income)                                   (74)       1,250          202       1,250
Interest income                                         (177)         (27)        (212)        (64)
Interest expense                                         290          121          842         410
                                                    --------     --------     --------    --------
Income before income taxes                               970          136        2,633       1,632

Income tax expense (benefit)                             415       (1,292)       1,119      (1,260)
                                                    --------     --------     --------    --------
Net income                                          $    555     $  1,428     $  1,514    $  2,892
                                                    ========     ========     ========    ========


     Basic earnings per share                       $   0.06     $   0.19     $   0.18    $   0.38
     Diluted earnings per share                     $   0.06     $   0.18     $   0.16    $   0.36

     Basic weighted average shares outstanding         8,615        7,652        8,184       7,580
     Diluted weighted average shares outstanding       9,578        8,106        9,201       7,981




          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                             Nine Months Ended
                                                               September 30,
                                                             2000        1999
                                                             ----        ----

Net cash provided (used) by operating activities           $ (6,369)   $  8,263
                                                           --------    --------

Cash flows from investing activities:
       Additions to property, plant and equipment            (2,232)     (1,361)
       Other assets                                              (3)          7
                                                           --------    --------
Net cash used by investing activities                        (2,235)     (1,354)
                                                           --------    --------

Cash flows from financing activities:
       Proceeds from issuance of common stock                35,068          --
       Proceeds from exercise of stock options                  670         373
       Proceeds from Employee Stock Purchase Plan               413         217
       Borrowings on bank revolving credit facility          14,500       4,600
       Payments on bank revolving credit facility           (17,500)     (8,600)
       Payments of long-term debt                              (389)       (200)
                                                           --------    --------
Net cash provided (used) by financing activities             32,762      (3,610)
                                                           --------    --------

Net increase in cash                                         24,158       3,299

Cash, beginning of period                                     3,571       2,366
                                                           --------    --------

Cash, end of period                                        $ 27,729    $  5,665
                                                           ========    ========

Supplemental Disclosure of Non-Cash Financing Activity:
Capital lease - equipment                                  $    915          --



          The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes To The Condensed Consolidated Financial Statements
                      (in thousands, except per share data)

1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements of the Company as of September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 1999, included in our annual report on Form 10-K. The year end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

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

     A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                            Quarter ended   Nine Months ended
                                            September 30,     September 30,
                                            2000     1999     2000     1999
                                            ----     ----     ----     ----
Basic and Diluted EPS
         Net income                        $  555   $1,428   $1,514   $2,892
                                           ======   ======   ======   ======

Basic EPS
         Common shares outstanding          8,615    7,652    8,184    7,580
                                           ------   ------   ------   ------
         Basic earnings per share          $ 0.06   $ 0.19   $ 0.18   $ 0.38
                                           ======   ======   ======   ======

Diluted EPS
         Basic EPS                          8,615    7,652    8,184    7,580

         Effect of Dilutive Securities -
           Common Stock Options               963      454    1,017      401
                                           ------   ------   ------   ------
                                            9,578    8,106    9,201    7,981
Diluted EPS
         Diluted earnings per share        $ 0.06   $ 0.18   $ 0.16   $ 0.36
                                           ======   ======   ======   ======

3.   COMPREHENSIVE INCOME (LOSS)
     There were no differences between net income and comprehensive income for the quarter and nine months ended September 30, 2000 and September 30, 1999.

4.   Details of certain balance sheet accounts are as follows:

                                           September 30, 2000  December 31, 1999
                                           ------------------  -----------------
     Net inventories:
     Raw materials                              $  5,747          $  2,914
     Work in progress                             14,829             9,739
     Finished goods                                  259               587
                                                --------          --------
                                                  20,835            13,240
     Less: unliquidated progress payments         (4,114)           (2,794)
                                                --------          --------
                                                $ 16,721          $ 10,446
                                                ========          ========
     Property, plant and equipment:
     Land                                       $    992          $    992
     Building and improvements                    10,392            10,132
     Machinery and equipment                      29,598            27,162
     Furniture and fixtures                        3,888             3,487
                                                --------          --------
                                                  44,870            41,773
     Less accumulated depreciation               (28,904)          (26,819)
                                                --------          --------
     Net property, plant and equipment          $ 15,966          $ 14,954
                                                ========          ========

5.   INCOME TAXES
     In the quarter and nine months ended September 30, 2000, we recorded a provision for income taxes of $415 and $1,119 respectively. The provision is at statutory rates after adjustments for non-deductible expenses which consist principally of goodwill resulting from certain of our acquisitions. In the quarter and nine months ended September 30, 1999, we recorded a benefit for income taxes of $1,292 and $1,260 respectively. The benefit for income taxes relates to the reversal of a valuation allowance on the deferred tax asset which we believe is more likely than not to be realized, based on our earnings performance.

6.   COMMITMENTS AND CONTINGENCIES
     We are involved from time to time in litigation incidental to our business. Ongoing legal proceedings are as follows:

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

     In accordance with the applicable provisions of the Massachusetts Contingency Plan, we have completed our investigation of the site and have submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system with the addition of a supplemental well and well head treatment at Weymouth Winter Street well number 2 through an agreement with the town of Weymouth. We have been informed that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements. We have not reached an agreement with the town of Weymouth relative to well head treatment and, it is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative, and if not, the specific remedial actions, if any, that it will require.

     We have recorded liabilities of $1,500 calculated on the discounted cash flow method using an 8% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years.

     Sunnyvale Indemnification Claim:
     Eaton Corporation has filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals has reversed this decision and found that we do owe Eaton a duty of indemnification. We have filed a counterclaim against Eaton Corporation alleging fraud and misrepresentation. A trial date for Eaton Corporation's claim and our counterclaim has been scheduled for December 11, 2000. Eaton Corporation has informed us that if it prevails on all of its claims and we are unsuccessful in our counterclaim, they believe they could be entitled to damages in the range of $8 million to $10 million. While the likely outcome of the case is uncertain, we believe that we have meritorious defenses to Eaton Corporation's claim and that we have a valid counterclaim.

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

     SEC Investigation:
     The Boston District Office of the Securities and Exchange Commission has advised us on September 27, 2000 that the Commission has entered a formal order of private investigation. We understand that the investigation relates to our restatement in 1998 of our financial statements for 1996, 1997 and the first quarter of 1998. We intend to continue to cooperate with the Commission.

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

8.   SEGMENT INFORMATION
     We have six operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The divisions; referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron report their operations within four segments: Signal Wireless Group (Established in January 2000 includes Advanced Frequency Products and products from Arizona, California, Olektron and Systems which are produced for the world-wide wireless telecommunication markets.), Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve the defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers.

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

     The following tables display net sales and operating income by business segment for the quarter and nine months ended September 30, 2000 and 1999:


                                            Quarter ended          Nine Months ended
                                            September 30,            September 30,
     NET SALES                             2000        1999        2000        1999
     ---------                             ----        ----        ----        ----

     Signal Wireless Group               $  6,125    $    368    $ 12,541    $  2,255
     Microwave Components & Subsystems     11,336      11,519      29,887      31,465
     Power Management Products              7,252       5,918      20,846      19,923
     RF Components & Subsystems             2,452       3,014       7,242       8,546
                                         --------    --------    --------    --------
                                         $ 27,165    $ 20,819    $ 70,516    $ 62,189

     OPERATING INCOME(1)
     -------------------
     Signal Wireless Group               $ (1,438)   $    (63)   $ (3,015)   $   (376)
     Microwave Components & Subsystems      1,916         938       3,570       1,775
     Power Management Products                693         662       3,326       1,578
     RF Components & Subsystems              (162)        (57)       (416)        251
                                         --------    --------    --------    --------
                                         $  1,009    $  1,480    $  3,465    $  3,228



     (1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.


     The following table displays total assets by business segment as of September 30, 2000 and December 31, 1999;

                                            September 30,    December 31,
                                                 2000           1999
                                            -------------    ------------
TOTAL ASSETS
------------
Signal Wireless Group                          $18,832         $10,497
Microwave Components Subsystems                 18,549          18,094
Power Management Products                       15,101          12,134
RF Components & Subsystems                       8,001           7,227
Corporate                                       33,838           9,649
                                               -------         -------
     Total                                     $94,321         $57,601

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,1999

The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

                                                        Three Months Ended
                                                          September 30,
                                                        ------------------
                                                         2000        1999
                                                         ----        ----
Net sales                                               100.0%      100.0%
Cost of sales                                            71.0%       67.3%
                                                        -----       -----
     Gross profit                                        29.0%       32.7%

Selling, general and administrative expenses             19.9%       22.9%
Research and development expenses                         5.4%        2.7%
                                                        -----       -----
Operating income                                          3.7%        7.1%
Other expense                                            (0.3)%       6.0%
Interest expense, net                                     0.4%        0.4%
                                                        -----       -----
Income before income taxes                                3.6%        0.7%
Provision (benefit) for income taxes                      1.5%       (6.2)%
                                                        -----       -----
Net income                                                2.1%        6.9%
                                                        =====       =====


Net sales. Net sales increased 30.5% from $20.8 million during the third quarter of 1999 to $27.2 million during the similar period in 2000. The primary reason for the increase was the $5.8 million increase in sales of the Signal Wireless Group which includes Advanced Frequency Products acquired in December 1999.

Gross profit. Gross profit increased 15.8% from $6.8 million for third quarter of 1999 to $7.9 million during the similar period in 2000. The primary reason for the $1.1 million increase was increased sales volume offset by a loss incurred on a terminated contract and lower gross margins associated with changes in contract mix.

Selling, general and administrative expenses. Selling general and administrative expenses increased 13.3% from $4.8 million during the third quarter of 1999 to $5.4 million during the similar period in 2000. The primary reason for the increase in selling, general and administrative expenses is additional selling, general and administrative expenses associated with the Advanced Frequency Products operation including the amortization of intangible assets associated with the acquisition of Advanced Frequency Products. Additionally, there was a $.4 million expense associated with remediation plans for groundwater contaminants at a previously owned manufacturing facility in Weymouth, Massachusetts partially offset by reductions in other general and administrative expenses.

Research and development expenses. Research and development expenses increased 163.7% from $.6 million during the third quarter of 1999 to $1.5 million during the similar period in 2000. We continue to increase research and development expenditures as part of our new focus on the commercial wireless industry and to produce technology upgrades to existing equipment.

Other income. Other income was $74 thousand during the third quarter of 2000 and was related to the proposed acquisition of LogiMetrics Inc.'s high-power amplifier business. During the third quarter of 2000 we continued to manage the business and were in discussions with LogiMetrics concerning terms and conditions under which we may retain the Bohemia, New York business. Other expenses of $1,250 thousand during the third quarter of 1999 was in connection with reaching an agreement-in-principle to settle a pending securities class action.

Interest expense, net. Interest expense increased 20.2% from $94 thousand during the third quarter of 1999 to $113 thousand during the similar period in 2000. The increase is due to a higher level of borrowing at higher interest rates during the first two months of the third quarter offset by repayment of our revolving credit line in late August, and interest income generated from investing cash received from the sale of an additional 2 million shares of common stock.

Provision for income taxes. Provision for income taxes was $0.4 million in the third quarter of 2000. In the third quarter of 1999 we recorded a benefit for income taxes of $1,292 thousand resulting from the reversal of a valuation allowance on the deferred tax asset which we believe is more likely than not to be realized, based on our earnings performance.

Business Segments
We have six operating divisions referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron and report our operations within four segments: Signal Wireless Group (commercial wireless products for the telecommunications industry from Arizona, California, Systems, Advanced Frequency Products and Olektron divisions); Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense markets).

The following tables display net sales and operating income by business segment for each of the quarters ended September 30:



      (amounts in thousands)                        2000                1999
                                                    ----                ----
      NET SALES
      Signal Wireless Group                       $ 6,125             $   368
      Microwave Components and Subsystems          11,336              11,519
      Power Management Products                     7,252               5,918
      RF Components & Subsystems                    2,452               3,014
                                                  -------             -------
                                                  $27,165             $20,819

      OPERATING INCOME(1)
      Signal Wireless Group                       $(1,438)            $   (63)
      Microwave Components & Subsystems             1,916                 938
      Power Management Products                       693                 662
      RF Components & Subsystems                     (162)                (57)
                                                  -------             -------
                                                  $ 1,009             $ 1,480


(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group
Net sales. Net sales increased from $.4 million during the third quarter of 1999 to $6.1 million during the similar period in 2000. The increase was due to $4.7 million in sales from Advanced Frequency Products and $1.0 million in increased sales from other operations due to a strong demand for wireless products.

Operating loss. Operating loss increased from a $63 thousand loss during the third quarter of 1999 to a $1,438 thousand loss during the similar period in 2000. The decrease is primarily due to increased spending on research and development, increased selling, general and administrative costs including the amortization of intangible assets associated with the Advanced Frequency Products acquisition and a loss incurred on a terminated contract.

Microwave Components and Subsystems
Net sales. Net sales decreased 1.6% from $11.5 million during the third quarter of 1999 to $11.3 million during the similar period in 2000.

Operating income. Operating income increased 104.3% from $.9 million during the third quarter of 1999 to $1.9 million during the similar period in 2000. The increase is primarily due to an increase in gross margins attributable to changes in contract mix, a reduction in selling, general and administrative expenses and reduced spending on research and development.

Power Management Products
Net sales. Net sales increased 22.5% from $5.9 million during the third quarter of 1999 to $7.3 million during the similar period in 2000. The increase is primarily due to an increase in shipments of production hardware for an international customer.

Operating income. Operating income increased 4.7% from $662 thousand during the third quarter of 1999 to $693 thousand during the similar period in 2000. The increase is primarily due to an increase in gross margin associated with increased sales volume partially offset by lower gross margins associated with changes in contract mix.

RF Components and Subsystems
Net sales. Net sales decreased 18.6% from $3.0 million during the third quarter of 1999 to $2.5 million during the similar period in 2000. The decrease is primarily due to a reduction in sales of mixers, power dividers and coupler devices for which orders have been declining.

Operating loss. Operating loss increased 184.2% from a $57 thousand loss during the third quarter of 1999 to a $162 thousand loss during the similar period in 2000. The increase is primarily due to a decrease in gross margin associated with contract mix and decreased sales volume partially offset by reductions to selling, general and administrative costs and research and development expenses.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999.

The following table set forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

                                                        Nine Months Ended
                                                          September 30,
                                                        ------------------
                                                        2000         1999
                                                        ----         ----

Net sales                                               100.0%       100.0%
Cost of sales                                            67.9%        69.7%
                                                        -----        -----
     Gross profit                                        32.1%        30.3%

Selling, general and administrative expense              23.3%        22.9%
Research and development expense                          3.9%         2.2%
                                                        -----        -----
Operating income                                          4.9%         5.2%
Other expense                                             0.3%         2.0%
Interest expense, net                                     0.9%         0.6%
                                                        -----        -----
Income before income taxes                                3.7%         2.6%
Provision for income taxes                                1.6%        (2.0)%
                                                        -----        -----
Net income                                                2.1%         4.6%
                                                        =====        =====

Net Sales. Net sales increased 13.4% from $62.2 million during the first nine months of 1999 to $70.5 million during the similar period in 2000. The primary reason for the increase was the addition of $10.3 million in commercial wireless product sales from the Signal Wireless Group. The net sales to the defense electronics market were down 3.3% generally due to delays in new orders.

Gross profit. Gross profit increased 20.1% from $18.8 million during the first nine months of 1999 to $22.6 million during the similar period in 2000. The increase in gross profit is primarily attributable to increase sales volume along with streamlining of operations, improvements in financial controls and changes in product mix partially off set by a loss incurred on a terminated contract.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 15.3% from $14.2 million during the first nine months of 1999 to $16.4 million during the similar period in 2000. The increase is partially a result of higher additional selling, general and administrative expenses associated with the Signal Wireless Group and the acquisition of Advanced Frequency Products. The expenses associated with Advanced Frequency Products include the amortization of intangible assets. Additionally, there was a $.6 million expense associated with remediation plans for groundwater contaminants at a previously owned manufacturing facility in Weymouth, Massachusetts and a non-cash stock option compensation expense of $.2 million related to stock options granted to non-employees.

Research and development expenses. Research and development increased 99.7% from $1.4 million during the first nine months of 1999 to $2.8 million during the similar period in 2000. In 2000 our management team has continued to increase research and development expenditures as part of our new focus on the commercial wireless industry and to produce technology upgrades to existing equipment.

Other expenses. Other expenses were $202 thousand during the first nine months of 2000 and were related to the proposed acquisition of LogiMetrics Inc.'s high-power amplifier business. During the third quarter of 2000 we continued to manage the business and were in discussions with LogiMetrics concerning terms and conditions under which we may retain the Bohemia, New York business. Other expense of $1,250 thousand during the third quarter of 1999 was in connection with reaching an agreement-in-principle to settle a pending security class action.

Interest expense, net. Interest expense increased by 82.1% from $346 thousand during the first nine months of 1999 compared to $630 thousand during the similar period in 2000. The increase is due to an increased level of borrowings at higher interest rates.

Provision for income taxes. Income taxes were a $1,260 thousand benefit during the first nine months of 1999 compared to an income tax expense of $1,119 thousand during the similar period in 2000. The benefit for income taxes in 1999 results from the reversal of a valuation allowance on deferred tax assets, which we believe is more likely than not to be realized, based on our earnings performance.

Business Segments
The following tables display net sales and operating income by business segment for the nine months ending September 30:

(amounts in thousands)
NET SALES                                              2000             1999
                                                       ----             ----
Signal Wireless Group                                 $ 12,541         $  2,255
Microwave Components and Subsystems                     29,887           31,465
Power Management Products                               20,846           19,923
RF Components & Subsystems                               7,242            8,546
                                                      --------         --------
                                                      $ 70,516         $ 62,189

OPERATING INCOME(1)
Signal Wireless Group                                 $ (3,015)        $   (376)
Microwave Components & Subsystems                        3,570            1,775
Power Management Products                                3,326            1,578
RF Components & Subsystems                                (416)             251
                                                      --------         --------
                                                      $  3,465         $  3,228

(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group
Net sales. Net sales of Signal Wireless Group increased 456.1% from $2.3 million for the first nine months of 1999 to $12.5 million for the similar period in 2000. The primary reason for the increase was $7.5 million in sales from Advanced Frequency Products along with an increase in sales from other operations due to a strong demand for wireless products.

Operating loss. Operating loss of Signal Wireless Group increased by 701.9% from a $.4 million loss for the first nine months of 1999 to a $3.0 million loss for a similar period in 2000. The increase is primarily a result of increased selling, general and administrative costs including the amortization of intangible assets associated with the Advanced Frequency Products acquisition, increased spending on research and development and a loss incurred on a terminated contract.

Microwave Components and Subsystems
Net sales. Net sales of Microwave Components and Subsystems decreased 5.0% from $31.5 million for the first nine months of 1999 to $29.9 million for the similar period in 2000. The primary reason for the decrease was lower A/V switch shipments at our Systems Operation.

Operating income. Operating income of Microwave Components and Subsystems increased by 101.1%, from $1.8 million for the first nine months of 1999 to $3.6 million for a similar period in 2000. The increase is primarily due to an increase in gross margins attributable to streamlining of operations and changes in contract mix partially offset by a decrease in gross margin associated with decreased sales volume.

Power Management Products
Net sales. Net sales of Power Management Products increased 4.6% from $19.9 million for the first nine months of 1999 to $20.8 million for the similar period in 2000. The primary reason was an increase in shipments of production hardware and delivery of several preproduction units which experienced delays during the development stage of the program during 1999.

Operating income. Operating income of Power Management Products increased by 110.8% from $1.6 million for the first nine months of 1999 to $3.3 million for a similar period in 2000. The increase is primarily due to an increase in gross margins associated with changes in contract mix and lower manufacturing costs.

RF Components and Subsystems
Net sales. Net sales of RF Components & Subsystems decreased 15.3% from $8.5 million for the first nine months of 1999 to $7.2 million for the similar period in 2000. The decrease was primarily due to a reduction in sales across most product areas for which orders have been declining.

Operating income. Operating income of RF Components & Subsystems decreased by 265.7%, from $.3 million for the first nine months of 1999 to a $.4 million loss for a similar period in 2000. The decrease is primarily due to a decrease in gross margin associated with contract mix, production problems on the Sparrow missile program and decreased sales partially offset by reductions to research and development expenditures.

Liquidity and Capital Resources
At September 30, 2000 we had working capital of $51.8 million, including cash and cash equivalents of $27.7 million, as compared to working capital of $13.6 million and cash and cash equivalents of $3.6 million, respectively at December 31, 1999. Net cash flow used by operations was $6.4 million for the first nine months of 2000 compared to $8.3 million net cash flow provided by operations for the first nine months of 1999. A $6.3 million increase in inventory and a $6.1 million increase in accounts receivable along with a $1.3 million payment associated with the shareholder lawsuit are the primary reasons for negative cash flow from operations during the first nine months of 2000. In the first nine months of 2000, we repaid borrowings under our revolving credit facility of $3.0 million reducing to zero the amount borrowed under the facility. Proceeds from the issuance of 2 million shares of common stock were $35 million in the third quarter of 2000.

Our borrowing arrangement requires us to maintain certain minimum balances and ratios, including the requirement to maintain a minimum tangible net worth. We were in compliance with the net worth covenant at September 30, 2000. Our borrowing arrangement also requires that we maintain an interest coverage ratio. At September 30, 2000 we were not in compliance with the interest coverage covenant and we obtained a waiver with respect to such non-compliance for the quarter ending September 30, 2000. The revolving credit facility will expire December 31, 2000 and we expect to have a new credit facility in place by that date.

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

Cautionary Note
This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which we are involved, (ii) the impact of an amendment to our credit facility on its liquidity, (iii) our ability to meet operating and capital requirement and to pursue acquisition opportunities, (iv) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent our best judgement on the date of this Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, our ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, our ability to finance operations on terms that are acceptable, our ability to attract and retain qualified personnel including our management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. Government), our ability to realize sufficient margins on sales of its products, the availability and timing of funding for our current products and the development of future products.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under our revolving credit facility, which are subject to interest rates based on the bank's base rate plus 1/2%. We also have a collateralized real estate loan at the bank's base rate and a change in the applicable interest rate on these loans would affect the rate at which we could borrow funds.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 6 - Commitments and Contingencies to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report is incorporated herein by reference.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit Index

EXHIBITS    DESCRIPTION
--------    -----------

 27         Financial Data Schedule

(b) Reports on Form 8-K

We made the following filings on Form 8-K since the second quarter 2000:

Signal Technology Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2000 relating to the announcement that we terminated discussions relative to our proposed acquisition of LogiMetrics.

Signal Technology Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on September 13, 2000 stating we consummated our sale of 2 million newly issued shares of common stock and an additional 200 thousand shares on behalf of certain selling shareholders.

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SIGNAL TECHNOLOGY CORPORATION

                             By: /s/ Robert Nelsen
                             ------------------------------------
                                     Robert Nelsen
                                     Chief Financial Officer and
                                     Principal Accounting Officer

                                     Date: November 13, 2000