Form 10-K405
period 2000-12-31
SIGNAL TECHNOLOGY CORP
filed 2001-03-29
CIK 901119

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                              --------------------

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 26, 2001, the aggregate fair value of the Registrant's Common Stock held by non-affiliates was $59,897,948. On March 26, 2001, there were 9,958,840 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on May 15, 2001. Certain exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 33-61124) and Form 8-K dated November 24, 1993.

                  Signal Technology Corporation and Subsidiary

                       INDEX TO ANNUAL REPORT ON FORM 10-K


                                     PART I
                                                                           Page
                                                                           ----

Item 1.   Business                                                            4

Item 2.   Properties                                                         10

Item 3.   Legal Proceedings                                                  11

Item 4.   Submission of Matters to a Vote of Security Holders                12

                                     PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters                                        12

Item 6.   Selected Consolidated Financial Data                               13

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                13

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         21

Item 8.   Financial Statements and Supplementary Data                        21

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                                41

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 41

Item 11.  Executive Compensation                                             41

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                                     41

Item 13.  Certain Relationships and Related Transactions                     41

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                                41

          Signatures                                                         44

                                     PART I


ITEM I.     BUSINESS

GENERAL

We design, manufacture and market power management products and sophisticated electronic radio frequency, or RF, components and subsystems. Our products are used in broadband wireless equipment, digital cellular/PCS wireless infrastructure equipment and defense electronics. Our commercial customers integrate our products into wireless systems, which are then sold to wireless service providers throughout the world and enable the transmission and reception of data signals in wireless systems worldwide. Applications for our commercial products include point-to-point transport, point-to-multipoint access, cellular backhaul and digital cellular/PCS base stations. Selected commercial customers include DMC Stratex Networks, Giganet, Helioss, P-Com, Siemens, Spectrian and Witcom. Selected defense customers include Boeing, British Aerospace, Lockheed Martin, Northrop Grumman, Raytheon and TRW.

Our defense electronics technology, manufacturing skill and focus on quality have allowed us to expand into the commercial wireless market. Our defense electronics experience includes over 20 years of proven expertise in the design, development, manufacture and marketing of sophisticated RF and microwave electronic components. These components and subsystems are used for applications such as radar, communications and smart weapons and contain vital technology to receive, transmit and process wireless data signals. This technology is directly applicable to commercial wireless communication products.

The market for broadband wireless equipment is characterized by the increasing demand for high speed Internet access and other data services due to the proliferation of mobile voice and wireless Internet appliances. The increase in the usage of wireless devices is driving the expansion and development in the wireless infrastructure equipment industry.

Existing telecommunications solutions such as copper wire, cable and fiber have certain limitations, including the high cost of infrastructure deployment and slow data transmission rates. These limitations have helped to propel the increasing demand for broadband wireless access service. New fixed-access wireless technology offers quality of service comparable to land-line alternatives, but at data transmission speeds significantly faster than copper wire networks or coaxial cable. In addition, wireless solutions can be deployed in a much shorter time and at a significantly lower cost than fiber optic solutions.

Our products cover the entire frequency spectrum from RF, at 900Mhz and 1.8Ghz for cellular and PCS applications, through microwave frequencies, 2.4Ghz through 18Ghz, and to millimeter wave frequencies, 20Ghz through 40Ghz. This capability allows us to address global opportunities in both fixed wireless broadband access applications as well as mobile wireless applications.

We intend to become the supplier of choice for OEMs in the wireless communications infrastructure market and to major defense contractors. We plan to accomplish this goal through the following strategy:

- leverage our success in the broadband wireless point-to-point market to expand into the rapidly growing point-to-multipoint market;

- continue to extend our military electronics technology and expertise into commercial markets;

- build upon our success in wireless mobile infrastructure Power Combiner/Switch products to capture a greater percentage of the electronic content of base stations;

- increase our penetration of top tier wireless OEMs and major defense contractors;

-    expand our manufacturing excellence and "lean enterprise" operations;

- pursue strategic alliances and acquisitions to develop next generation products and technology; and

-    continue significant investment in research and development.

STRUCTURE AND ORGANIZATION

Signal Technology was incorporated in 1982 and became a public company in 1993. We have six operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions; referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron report their operations within four segments: Signal Wireless Group (established in January 2000 and includes Advanced Frequency Products and products from Arizona, California and Olektron that are produced for the world-wide wireless telecommunication markets), Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve the defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers.

PRODUCTS AND CUSTOMERS

We currently offer a wide range of products to serve the commercial wireless and defense electronics markets. We categorize these products as follows:

Commercial Wireless Products

-----------------------------------------------------------------------------------------------------------
       PRODUCTS                     DESCRIPTION                                 APPLICATION
-----------------------------------------------------------------------------------------------------------

Signal Components     Basic building blocks for RF modules.         Perform elementary amplification single
                                                                    RF functions such as isolation,
                                                                    amplification, detection and conversion
-----------------------------------------------------------------------------------------------------------
IF & RF Modules       Building blocks for radio subsystems.         Provide basic RF functions in broadband
                      They include low noise amplifiers, power      wireless systems and are often used to
                      amplifiers, frequency converters and          rapidly develop product prototypes.
                      frequency multipliers.
-----------------------------------------------------------------------------------------------------------
Oscillators &         Heart of all radio architectures as           Provide highly stable, tunable, low
Synthesizers          they generate the prime RF                    noise RF reference signals enabling
                      frequency.                                    the receive and transmit functions.
-----------------------------------------------------------------------------------------------------------
Integrated            Combine the IF and RF receive                 Transmit and receive data in a
Transceivers          and transmit modules of a                     variety of broadband wireless
                      radio system into one package.                applications.
-----------------------------------------------------------------------------------------------------------
Outdoor Units,        Provide complete radio                        Used in nearly all types of
or ODUs               functionality in a single,                    broadband wireless systems as
                      environmentally sealed                        a complete RF subsystem in
                      package. They include a                       point to point and multipoint
                      transceiver module and                        applications.
                      associated electronics and
                      control section. ODUs transmit
                      and receive RF signals
                      containing digital data to and
                      from one or more other outdoor
                      units.
-----------------------------------------------------------------------------------------------------------
Power Combiner/       Combine the output power from separate        Deployed in mobile wireless basestations
Switches              highly linear transmitters to obtain the      in cellular and PCS telecommunication
                      necessary transmit power.                     networks.
-----------------------------------------------------------------------------------------------------------

Defense and Other Products

-------------------------------------------------------------------------------------------------------------------------
       PRODUCTS                                    DESCRIPTION                                 APPLICATION
-------------------------------------------------------------------------------------------------------------------------

RF, microwave and millimeter wave      Frequency and power determinate               Perform the elementary functions
components including oscillators,      components that are the basic                 such as isolation, amplification,
amplifiers, switches, filters,         building blocks for RF and                    switching, filtering, signal
mixers, doublers, discriminators,      microwave modules and assemblies.             detection and frequency and power
detectors, isolators, circulators,                                                   steering and conversion in military
power dividers and combiners                                                         multi-function assemblies.
-------------------------------------------------------------------------------------------------------------------------

Frequency Synthesizers and             Assemblies and their integrated RF,           Perform the critical frequency
Converters                             microwave and millimeter wave                 steering, determination and
                                       components, with associated                   conversion functions used in
                                       electronic control circuits that              military Multi-Function Assemblies,
                                       perform frequency and power                   or MFAs, and subsystems.
                                       determinate functions, conversion,
                                       steering and control.
-------------------------------------------------------------------------------------------------------------------------

MFAs and Microwave Integrated          Combine the function of RF,                   When integrated with other
Assemblies, or MIAs                    microwave and millimeter wave                 MFAs/MIAs, form the subsystems for
                                       components and in most cases                  military electronic applications.
                                       frequency synthesizers or                     Applications include Electronic
                                       oscillator assemblies and                     Warfare, or EW, Radar, ELINT,
                                       converters with associated control            COMINT, IFF, missile and
                                       electronics to perform a high level           communications systems.
                                       of frequency determinate conversion
                                       and control, power steering and
                                       management functions.
-------------------------------------------------------------------------------------------------------------------------

Power Supplies and DC/DC, AC/DC,       Perform the electronic voltage and            Provides power to electronic
DC/AC Power Converters                 direct/alternating current and                devices, assemblies, subassemblies,
                                       power steering, conversion,                   subsystems and systems. All
                                       amplification, filtering and                  military airborne, ground-based,
                                       control function required to power            space-based, and sea-based, defense
                                       all electronics.                              electronics require these
                                                                                     assemblies to operate.
-------------------------------------------------------------------------------------------------------------------------

TWTA, Traveling Wave Tube              Integrated power supply electronics and       Many military airborne, ground-based,
Amplifiers                             microwave power amplifiers. They perform      space-based and sea-based, defense
                                       the electronic voltage and                    electronics require these types of
                                       direct/alternating current and power          assemblies.
                                       steering, conversion, amplification,
                                       filtering and control function driving
                                       power amplifiers. These assemblies
                                       provide the output power for
                                       transmitters.
-------------------------------------------------------------------------------------------------------------------------

Transmitters                           Integrated power supply electronics,           Military airborne, ground-based,
                                       TWTAs, power amplifiers, MFAs and RF and       space-based and sea-based, defense
                                       microwave components. They perform             electronics require use of these
                                       function of transmitting the frequency         assemblies.
                                       and power for systems.
-------------------------------------------------------------------------------------------------------------------------

IF/HF/UHF Matrix Switches              Integrated signal switching components         When integrated with other MFAs/MIAs,
and Filters                            and assemblies, coupled with associated        form the subsystems of electronic
                                       control and management electronics. They       subsystems and systems. Applications
                                       perform RF, IF, HF, UHF and microwave          include Secure Communications, COMINT,
                                       multi-path signal frequency steering and       EW, Radar, and ELINT systems.
                                       filtering.
-------------------------------------------------------------------------------------------------------------------------

CUSTOMERS

We sell our commercial wireless communications products primarily to OEMs, that in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers. Some of our customers for commercial wireless subsystems include the following:


        -  Alcatel                                    -  Siemens
        -  DMC Stratex Networks                       -  Spectrian
        -  Giganet                                    -  Tadiran
        -  Helioss                                    -  Witcom
        -  P-Com

We also offer our defense electronics equipment to major U.S. defense prime contractors for integration into larger systems. Some of our customers for defense electronics equipment include the following:

         -  Boeing                                     -  Northrop Grumman
         -  British Aerospace                          -  Raytheon
         -  Harris                                     -  TRW
         -  Lockheed Martin

Our principal defense customers are prime contractors and military agencies of the U.S. government and certain foreign countries. With the exception of Raytheon, which accounted for 17%, 18%, and 23% of our net sales in 2000, 1999, and 1998, respectively, we believe that the loss of any single customer would not have a material adverse effect on our sales.

The following table displays net sales by business segment for years ending December 31:

(amounts in thousands)                         2000          1999          1998
                                              -------      -------       -------
Signal Wireless Group                         $19,489      $ 3,541       $ 1,242
Microwave Components and Subsystems            40,827       41,845        50,616
Power Management Products                      27,930       25,403        24,262
RF Components and Subsystems                   10,241       11,660        15,963
                                              -------      -------       -------
Total                                         $98,487      $82,449       $92,083
                                              -------      -------       -------


For selected financial data by business segment see ("Segment Information") Note 15 to the consolidated financial statements.

The following table displays information concerning net sales of our products to categories of customers and geographic markets. The sales information includes direct sales to the customer or market and indirect sales to prime contractors selling to the customer or market.

                                                    Years Ended December 31,
                                    ---------------------------------------------------------
                                        2000                  1999                 1998
                                    --------------       ---------------       --------------
(dollars in thousands)                 $        %          $         %           $         %
                                    -------    ---       -------     ---       -------    ---
U.S. Government
   Military                         $53,386     54%      $54,830      66%      $64,599     70%
   Non-Military                         843      1         3,063       4         1,262      1

U.S. Commercial                      17,681     18         7,422       9         7,639      9
International
   Military                          18,217     19        14,924      18        16,689     18
   Commercial                         8,360      8         2,210       3         1,894      2
                                    -------    ---       -------     ---       -------    ---
Total                               $98,487    100%      $82,449     100%      $92,083    100%
                                    =======    ===       =======     ===       =======    ===

GOVERNMENT CONTRACTS

A substantial portion of our business is conducted under United States government contracts and subcontracts. These contracts are either competitively bid or sole source contracts. Competitively bid contracts are awarded after a formal bid and proposal competition among suppliers. Sole source contracts are awarded when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors.

Virtually all of our United States government contracts and subcontracts are fixed price contracts, pursuant to which we agree to develop a product or to manufacture a product for a fixed price and assume the risk of cost overrun. Substantially all of our net sales are derived from fixed price manufacturing contracts. We believe that the risk of a cost overrun is lower on fixed price manufacturing contracts than it is on fixed price development contracts.

SALES AND MARKETING

We market our products worldwide through our own domestic sales force and a network of knowledgeable independent sales representatives and distributors. Our sales force is comprised of divisional marketing vice presidents, regional sales managers, sales personnel and support staff.

Our sales managers are responsible for coordinating the independent sales representatives and have extensive knowledge of government and commercial programs within their respective regions. They also advise our engineering, manufacturing and management personnel of anticipated trends and the requirements of our customers.

The key to our sales and marketing strategy is to develop long-term relationships with our customers and to have our products designed into our customers' systems. This is achieved by regular communications and meetings between our personnel at all levels and our counterparts in the customer's organization. We actively seek to form strategic alliances with our customers through volume purchase agreements.

PRODUCT ENGINEERING AND MANUFACTURING

We believe that a principal reason for our success is the quality of our product design, engineering, manufacturing and testing capabilities. These capabilities enable us to design and engineer products that meet or exceed our customers' demanding specifications for performance and reliability and to manufacture the products at competitive prices.

Since our founding in 1982, we have been manufacturing products for the defense industry. As a supplier to the defense industry, we are subject to its rigorous specifications. We adhere closely to the principles of total quality management and we are ISO-9001 certified.

We practice what we consider to be proprietary methods for the high volume design, production and testing of wireless subsystems and outdoor units. Our concurrent processes and automated component assembly and test enable us to achieve high volume, high quality production while providing competitive solutions for our customers. We maintain engineering product design and related support systems at each of our operating facilities. In addition, as part of our lean enterprise initiative, we have formed an alliance with an assembly and test operation in Asia that has adopted the concepts we value in manufacturing. This operation is capable of executing the entire manufacturing process through assembly and test for the complex subsystem assemblies required for our wireless products. As a result, we are able to rapidly respond to fluctuations in the demand forecast from our customers and have demonstrated high rate manufacturing with outstanding yields and product quality.

SOURCES OF RAW MATERIALS

We attempt to utilize standard parts and components that are available from multiple vendors. However, certain components used in our products are available from only single sources, and other components are available from only a limited number of sources. Despite the risks associated with purchasing components from single sources or from a limited number of sources, we have made the strategic decision to select single source or limited source suppliers in order to obtain higher quality goods and lower pricing, and to receive more timely delivery and maintain quality control.

RESEARCH AND DEVELOPMENT

Continuing investments in research and development are critical to our ongoing product evolution and market position. We place strong emphasis on R&D that improves our existing products and technologies. We also place strong emphasis on R&D for new wireless product offerings that focus on the high growth segments of the commercial wireless market and military product offerings that we believe show the greatest production potential for the next few years. We work closely with our customers to determine the key product attributes and performance specifications that are demanded by the marketplace. We perform R&D activities in all of our operations with each location focused to capitalize on its engineering talents and technology portfolios. A key R&D strategy is to form alliances with companies which possess key technologies to sustain and refresh our product portfolio. A portion of our R&D budget will be devoted to the development of "breakthrough technology" in order to further position us as a technology leader in the commercial wireless market and selected defense opportunities. We also retain certain rights from customer-sponsored development work. The amounts of company-funded and customer-sponsored development work performed in each of the last three years are as follows:

                                    Years Ended December 31,
                                 -----------------------------
(dollars in thousands)            2000        1999       1998
                                 ------      ------     ------
Company-funded                   $4,266      $1,786     $  274
Customer-sponsored                3,731       1,607      1,794
                                 ------      ------     ------
Total                            $7,997      $3,393     $2,068
                                 ======      ======     ======


BACKLOG

At December 31, 2000, we had a backlog of unshipped orders of $98.8 million, comprised of $30.4 million of commercial wireless backlog and $68.4 million of defense and other backlog. At December 31, 1999, we had a backlog of unshipped orders of $83.4 million, comprised of $11.0 million of commercial wireless backlog and $72.4 million of defense and other backlog. We expect to ship all of the December 31, 2000 backlog within 2001, except for approximately $17.0 million, which will be shipped in later periods.

COMPETITION

We compete in the global commercial wireless industry. In the commercial market our primary competitors include Anaren, Celeritek, Dover Industries, Endwave, M/A-Com, MTI, REMEC and SPC Electronics.

Reduced spending by the U.S. government and many of its allies has intensified competition in defense electronics. In the defense market, our primary competitors include Filtronics, Herley, M/A-Com, REMEC, and Stellex.

We believe competition in both the commercial and defense segments is based primarily on price, product performance, reliability and customer support, and we compete effectively in all of these areas. Our continued success will depend in part on our ability to develop and introduce innovative, low cost, quality products that meet or exceed customers' specifications.

It is our opinion that our technological legacy and financial strength will make us a strong competitor in both the commercial wireless and defense electronics markets. Some of our competitors have greater financial and operating resources than we do. In addition, certain of our customers have technological capabilities in our product areas and could choose to manufacture certain products themselves rather than to purchase from suppliers such as ourselves.

EMPLOYEES

As of December 31, 2000, we had 702 full-time employees at our various divisions. No employees are represented by unions. We believe our relationship with our employees is good.

INTELLECTUAL PROPERTY

We hold patents issued in the United States and certain European countries. While we consider our patents to be of some value, we believe that our technological position depends primarily on the technical competence and the creative ability of our engineering staff in the areas of product design and manufacturing processes, as well as our closely held proprietary information. We require our key personnel to execute confidentiality agreements. We also rely on a combination of copyrights and trademarks to protect certain of our intellectual property.

GOVERNMENT REGULATION

All of our operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety and protection of the environment. While compliance with applicable regulations has not adversely affected our operations in the past, there can be no assurance that we will continue to be in compliance in the future or that these regulations will not change.

In particular, we must comply with detailed government procurement and contracting regulations and with U.S. government security regulations, certain of which carry substantial penalty provisions for non-performance or misrepresentation in the course of negotiations. Our failure to comply with our government procurement, contracting or security obligations could result in penalties or our suspension from government contracting, which would have a material adverse effect on our results of operations.

We are required to maintain a U.S. government facility security clearance at each of our locations. This clearance could be suspended or revoked if we are found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay our delivery of our products to customers. Although we have adopted policies directed at ensuring our compliance with applicable regulations and there have been no suspensions or revocations of any of our facilities, there can be no assurance that the approved status of our facilities will continue without interruption. U.S. government regulations require a license for the export of advanced weapons systems. Changes in the U.S. government policies towards the export of these systems may impact our international business.

ITEM 2. PROPERTIES

Our principal executive offices are located in Danvers, Massachusetts. Our principal operating facilities, containing light manufacturing and associated engineering and support services, are located in five states:

     ARIZONA

     -    We own a modern 84,260 square foot building in Chandler.

     CALIFORNIA

     -    We lease a modern 54,280 square foot building in Sunnyvale.

     - The lease does not include utilities, maintenance and repairs, insurance and real estate taxes.

     -    The lease expires in 2003.

     - The current annual rent is $723,012 with an average annual escalation of approximately 4.0% through the term of the lease.

     FLORIDA

     -    We own a modern 68,000 square foot building in Fort Walton Beach.

     MASSACHUSETTS

     - We own a modern 25,000 square foot building in Webster and a modern 40,350 square foot building in Beverly.

     TEXAS

     -    We lease a modern 4,197 square foot office in Plano.

     - The lease does not include insurance or electricity exceeding $1.75 per square foot.

     -    The lease expires in 2005.

     - The current annual rent is $81,842 with an escalation of 2.6% for the last two years of the lease.

We believe that our properties are in good operating condition and repair and consider our facilities to be suitable and adequate for our current and reasonably foreseeable future activities. We believe that there is capacity at our facilities to absorb acquired businesses of a certain size and product lines and/or internal growth. The properties owned by us are all subject to either mortgages or industrial revenue bond financing.

ITEM 3. LEGAL PROCEEDINGS

We are involved from time to time in litigation incidental to our business. Ongoing legal proceedings include the following:

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

In accordance with the applicable provisions of the Massachusetts Contingency Plan, we have completed our investigation of the site and have submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system with the addition of a supplemental well and well head treatment at Weymouth Winter Street well No. 2 through an agreement with the Town of Weymouth. We have been informed that no recovery of costs incurred in the treatment of the groundwater at the facility is possible under existing insurance arrangements. We have not reached an agreement with the Town of Weymouth relative to well head treatment and, it is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative, and if not, the specific remedial actions, if any, that it will require.

We have recorded liabilities of $1.6 million calculated on the discounted cash flow method using an 8% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years.

Sunnyvale (Eaton) Indemnification Claim:

Eaton Corporation filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4.2 million, related to environmental liabilities assumed by Signal when it purchased Eaton's Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton's motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6.04 million and clarified that we are responsible for fifty percent of the reasonable costs and expenses of remediation. We have recorded liabilities of $9.0 million for anticipated costs including the $6.04 million judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. We intend to appeal the amended judgment.

SEC Investigation:

The Boston District Office of the Securities and Exchange Commission advised us on September 27, 2000 that the Commission has entered a formal order of private investigation. We understand that the investigation relates to our restatement in 1998 of our financial statements for 1996, 1997 and the first quarter of 1998. We intend to continue to cooperate with the Commission on this investigation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol "STCO". The following table sets forth, for the periods indicated, the high and low closing prices per share of our common stock as reported in the Nasdaq National Market.

                                                           High         Low
                                                          ------       ------
Year Ending December 31, 2000:

   First Quarter .......................................  $27.50       $ 7.00
   Second Quarter ......................................   26.63        14.75
   Third Quarter .......................................   24.75        14.00
   Fourth Quarter ......................................   16.50         7.88

Year Ending December 31, 1999:

    First Quarter ......................................  $ 4.75       $ 2.56
    Second Quarter .....................................    5.88         3.69
    Third Quarter ......................................    5.75         5.00
    Fourth Quarter .....................................    9.63         4.00


On March 26, 2001 the last reported sales price of our common stock on the Nasdaq National Market was $7.25 per share. As of March 26, 2001 there were approximately 89 stockholders of record of the common stock.

We have never paid cash dividends on our common stock. We anticipate retaining all available funds for use in operations and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share
amounts and employees at year-end)               2000           1999         1998          1997           1996
                                               --------       -------      -------       --------       --------
OPERATIONS
Net sales                                       $98,487       $82,449      $92,083       $102,239       $113,064
Research and development expenses                 4,266         1,786          274            777            522
Operating income (loss)                           5,460         5,565       (6,600)            76          4,252
Income (loss) before taxes [1]                   (3,822)        3,947       (7,497)          (994)         2,907
Net income (loss)                                (2,523)        4,476       (7,173)          (657)         1,698
Net income (loss) per share:
    Basic                                         (0.30)         0.59        (0.97)         (0.09)          0.24
    Diluted                                     $ (0.30)      $  0.56      $ (0.97)      $  (0.09)      $   0.22
                                               --------       -------      -------       --------       --------
Shares used in calculating net
income (loss) per share:
    Basic                                         8,537        7,587         7,365          7,268          7,076
    Diluted                                       8,537        7,986         7,365          7,268          7,676

[1] Includes $9.0 million charge for liabilities associated with Eaton
    Corporation indemnification claim in 2000.


FINANCIAL POSITION
Current assets                                 $ 76,665       $32,434      $30,707       $ 42,670       $ 47,096
Current liabilities                              30,215        18,818       11,006         13,631         16,065
Total assets                                    102,393        57,601       48,983         62,840         65,644
Long-term debt, less current maturities           5,500         5,573        9,928         13,408         13,408
Total debt                                        6,467         9,178       10,408         13,888         14,729
Stockholders' equity                             65,544        31,686       26,487         34,274         34,362
Shares outstanding at year-end                    9,923         7,676        7,349          7,417          7,172
Book value per share                           $   6.61       $  4.13      $  3.60       $   4.62       $   4.79
                                               --------       -------      -------       --------       --------
SELECTED DATA
Orders                                         $113,343       $95,171      $68,187       $101,875       $103,829
Year-end backlog                               $ 98,808       $83,439      $64,803       $ 88,699       $ 89,063
Employees at year-end                               702           657          754            817            993
Net sales per employee                         $    140       $   125      $   122       $    125       $    114


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

The Annual Report on Form 10-K may contain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, (i) trends in the federal defense budget and military reliance upon sophisticated electronic equipment, (ii) the impact upon us due to loss of customers or sales, (iii) the impact and effects of competition and our continued ability to compete in its markets, (iv) the suitability and adequacy of our properties for its intended uses, (v) our anticipated policy with respect to dividends, (vi) the incidence, materiality, and frequency of fluctuations in our operating results, (vii) our optimism about improvements in its operating deficiencies, (viii) the impact on us and effects of the expansion of our business in the wireless infrastructure market place, (ix) our ability to successfully integrate acquisitions into its operations and (x) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects",

"believes", "is optimistic about", or similar expressions (and variants of such words or expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent our best judgment as on the date of this Annual Report on Form 10-K, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, our ability to meet or renegotiate customer demands, our ability to anticipate changes in the market, our ability to finance operations on terms that are acceptable, our ability to attract and retain qualified personnel including our management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. government), our ability to realize sufficient margins on sales of our products, the availability and timing of funding for our current products and the development of future products.

OVERVIEW

Our principal business is the design, development and manufacture of power management products and electronic radio frequency components and subsystems that are used in broadband wireless equipment, digital cellular/PCS wireless infrastructure equipment and defense electronics. We were incorporated in 1982 and have traditionally been a supplier to the defense industry. Our sophisticated RF, microwave and millimeter wave electronic components are used in applications such as radar, communications, smart weapons and contain vital technology to receive, transmit and process wireless data signals. Our experience in designing, manufacturing and marketing wireless equipment for the demanding defense industry has positioned us well to effectively penetrate the commercial broadband wireless market.

This past year our management has focused on developing and implementing our strategic initiative to grow our business in the commercial wireless market.

We have been active in the pursuit and acquisition of complementary businesses over the years. Most recently, in December of 1999, we acquired Advanced Frequency Products, or AFP, which provided us with an entry into the rapidly growing broadband wireless millimeter wave communications market. AFP has been integrated into our Olektron operation and is part of the Signal Wireless Group and their products focus on the commercial wireless industry.

We have experienced and expect to continue to experience significant fluctuations in our results of operations. Factors that affect our results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and our ability to meet customer requirements. As a result of the forgoing or other factors, there can be no assurance that we will not experience material fluctuations in the future operating results on a quarterly or annual basis, which would materially and adversely affect our business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table displays the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

                                                                 Years Ended December 31,
                                                         ---------------------------------------
                                                         2000           1999              1998
                                                         -----          -----            -----

Net sales                                                100.0 %        100.0 %          100.0 %
Cost of sales                                             67.6 %         68.2 %           84.9 %
                                                         -----          -----            -----
    Gross profit                                          32.4 %         31.8 %           15.1 %
Operating expenses:
    Selling, general and administrative expenses          22.5 %         22.9 %           22.0 %
    Research and development expenses                      4.3 %          2.2 %            0.3 %
                                                         -----          -----            -----
Operating income (loss)                                    5.6 %          6.7 %           (7.2)%
Other expenses                                             9.3 %          1.5 %            0.0 %
Interest expenses, net                                     0.2 %          0.4 %            1.0 %
                                                         -----          -----            -----
Income (loss) before income taxes                         (3.9)%          4.8 %           (8.2)%
Benefit for income taxes                                  (1.3)%         (0.6)%           (0.4)%
                                                         -----          -----            -----
Net income (loss)                                         (2.6)%          5.4 %           (7.8)%
                                                         =====          =====            =====

Fiscal Year Ended December 31, 2000 vs. Fiscal Year Ended December 31, 1999.

Net Sales. Net sales increased 19.5% from $82.4 million during fiscal year 1999 to $98.5 million during fiscal year 2000. The primary reason for the increase was the addition of $15.9 million in commercial wireless product sales from Signal Wireless Group. The net sales to the defense electronics and other markets were approximately the same in fiscal year 2000 and fiscal year 1999.

Gross Profit. Gross profit increased 21.6% from $26.2 million in fiscal year 1999 to $31.9 million during fiscal year 2000. The increase in gross profit associated with the increased sales from Signal Wireless Group was $2.4 million; consisting of $3.1 million from increased sales reduced by a $.7 million loss on a terminated contract. Gross profit increased $3.3 million in defense electronics and other due to changes in product and contract mix, streamlining of operations and higher gross margin contracts in our Microwave Components and Subsystems and Power Management Products business segments.

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 17.5% from $18.9 million in fiscal year 1999 to $22.2 million during fiscal year 2000. The increase is primarily due to the increase in selling, general and administrative expenses associated with the acquisition of Advanced Frequency Products of $2.0 million which includes the amortization of intangible assets. Additionally, there was a $.6 million expense associated with remediation plans for groundwater contaminants at a previously owned manufacturing facility in Weymouth, Massachusetts and a non-cash stock option expense of $.2 million primarily related to stock options granted to non-employees.

Research and development expenses. Research and development expense increased 138.9% from $1.8 million during fiscal year 1999 to $4.3 million during fiscal year 2000. During 2000 we have increased research and development expenditures as part of our continued focus on the commercial wireless industry and to produce technology upgrades to existing products.

Other expenses. Other expenses were $9.1 million in fiscal year 2000. Included in other expenses during 2000 was a $9.0 million charge for liabilities associated with Eaton Corporation's indemnification claim. In February 2000 we assumed the management and operation of the LogiMetrics' high-power amplifier business as a security interest for a loan. We were responsible for all expenses incurred and entitled to retain all revenue generated in connection with the operation of the business and assumed all current liabilities of the business. Included in other expenses was $.1 million in expense associated with managing the LogiMetrics' power amplifier business before our acquisition of the business in November 2000. Other expenses were $1.3 million during fiscal year 1999 and were related to a settlement of a class action suit against us.

Interest expense, net. Interest expense, net decreased 51.9% from $.4 million during fiscal year 1999 to $.2 million during fiscal year 2000. The primary reason for the decrease is we repaid borrowings under our revolving credit facility during the third quarter reducing the amount borrowed to zero. During the third quarter of 2000 we issued 2 million shares of common stock with net proceeds of $35.1 million. After repaying our revolving credit facility the remaining funds were invested in cash equivalents and generated interest income of $.5 million during the fourth quarter of 2000.

Income taxes. The benefit for income taxes during fiscal year 1999 was $.5 million compared to an income tax benefit of $1.3 million during fiscal year 2000. The effective income tax rate was (34.0)% benefit for 2000 compared to a (13.4)% benefit for 1999. The loss before income taxes during fiscal 2000 included a $9.0 million charge for liabilities associated with Eaton's indemnification claim. We believe a valuation allowance against our deferred tax assets is not required based on our continuing earnings performance excluding the $9.0 million charge in fiscal 2000. The 1999 benefit for income taxes primarily relates to the full reversal of the valuation allowance on the deferred tax assets, which we believed was more likely than not to be realized based on our earnings performance.

Fiscal Year Ended December 31, 1999 vs. Fiscal Year Ended December 31, 1998

Net Sales. Net sales decreased 10.5% from $92.1 million during fiscal year 1998 to $82.4 million during fiscal year 1999. Backlog increased to $83.4 million at the end of 1999 from $64.8 million at the end of 1998 on orders of $95.2 million in 1999 compared to $68.2 million in 1998. A reduction in orders during the last six months of 1998 at the Microwave and RF Components and Subsystems business was the primary reason for the overall decreased net sales in 1999. The decrease in orders and delayed orders produced lower backlog at the beginning of 1999 and subsequently lower net sales.

Gross Profit. Gross profit increased 89.0% from $13.9 million during fiscal year 1998 to $26.2 million during fiscal year 1999 and as a percentage of net sales, gross profit increased from 15.1% in 1998 to 31.8% in 1999. Gross profit was adversely affected during 1998 by contract adjustments and inventory write-downs at our Keltec operation and also our Microwave Components and Subsystems business. In addition, in 1999 we began to recognize the benefits of the implementation of new financial and manufacturing controls.

Selling, general and administrative expenses. Selling, general and administrative expenses decreased 6.5% from $20.2 million during fiscal year 1998 to $18.9 million during fiscal 1999. The $1.3 million decrease is primarily due to a reduction in commissions and selling expenses.

Research and development expenses. Research and development expenses increased 551.8% from $.3 million during fiscal year 1998 to $1.8 million during fiscal year 1999. During 1999, our management team made the decision to increase research and development expenditures as part of our new focus on the commercial wireless industry.

Other expenses. Other expenses were $1.3 million during fiscal year 1999 and were related to an agreement-in-principle to settle a pending class action suit against us.

Interest expense. Interest expense decreased 59.0% from $.9 million during fiscal year 1998 compared to $.4 million during fiscal year 1999. The decrease is primarily due to paying down of our revolving credit facility. Total debt decreased to $9.2 million at fiscal year ending 1999, from $10.4 million at the end of fiscal year 1998.

Income taxes. The benefit for income taxes in fiscal year 1998 was $.3 million compared to an income tax benefit of $.5 million during fiscal year 1999. The 1999 benefit for income taxes primarily relates to the full reversal of the valuation allowance on the deferred tax assets, which we believe was more likely than not to be realized, based on our earnings performance.

BUSINESS SEGMENTS

We have six operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions; referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron report their operations within four segments: Signal Wireless Group (established in January 2000 and includes Advanced Frequency Products and products from Arizona, California and Olektron that are produced for the world-wide wireless telecommunication markets), Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve the defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers. Signal Wireless Group was added as a new business segment in fiscal year 2000. The fiscal year 1999 and 1998 business segment reporting has been adjusted to include Signal Wireless Group business originally reported in Microwave Components and Subsystems and RF Components and Subsystems in our previous segment reporting. In reporting business segment operating income corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

Our reportable segments are as follows:

SIGNAL WIRELESS GROUP

Designs and manufactures commercial wireless products for the telecommunications industry.

MICROWAVE COMPONENTS AND SUBSYSTEMS

Designs and manufactures microwave oscillators, frequency synthesizers and converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

POWER MANAGEMENT PRODUCTS

Designs and manufactures military high and low voltage power supplies, DC to DC converters and military high power amplifiers and transmitters for use in radar systems.

RADIO FREQUENCY COMPONENTS AND SUBSYSTEMS

Designs and manufactures RF and intermediate frequency signal processing components, integrated multi-function devices and switching systems.

The following tables display net sales and operating income by business segment for the three years ending December 31 which correspond to the segment information presented in Note 15 to the consolidated financial statements.

(amounts in thousands)                               2000        1999         1998
                                                   --------     -------     --------
NET SALES
Signal Wireless Group                              $ 19,489     $ 3,541     $  1,242
Microwave Components and Subsystems                  40,827      41,845       50,616
Power Management Products                            27,930      25,403       24,262
RF Components and Subsystems                         10,241      11,660       15,963
                                                   --------     -------     --------
Total                                              $ 98,487     $82,449     $ 92,083
                                                   ========     =======     ========

OPERATING INCOME (LOSS)[1]
Signal Wireless Group                              $(4,724)     $ (394)     $   (57)
Microwave Components and Subsystems                   5,768       2,731          122
Power Management Products                             4,666       2,937      (8,234)
RF Components and Subsystems                          (250)         291        1,569
                                                   --------     -------     --------
Total                                              $  5,460     $ 5,565     $(6,600)
                                                   ========     =======     =======

[1] Corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.


Business Segments Fiscal Year Ended December 31, 2000 vs. Fiscal Year Ended December 31, 1999

SIGNAL WIRELESS GROUP

Net Sales. Net sales of Signal Wireless Group increased 450.4% from $3.5 million during fiscal year 1999 to $19.5 million during fiscal year 2000. The increase was primarily due to $12.4 million in sales from Advanced Frequency Products (acquired in December 1999) along with increased sales from other operations due to an increased demand for wireless products.

Operating Loss. Operating loss of Signal Wireless Group increased by 1,099% from a $.4 million loss during fiscal year 1999 to a $4.7 million loss during fiscal year 2000. The increase is primarily the result of a $3.0 million increase in spending on research and development, and a $2.0 million increase in selling, general and administrative costs associated with the Advanced Frequency Products acquisition including the amortization of intangible assets and a $.7 million loss incurred on a terminated contract partially offset by operating profits from increased sales during fiscal 2000.

MICROWAVE COMPONENTS AND SUBSYSTEMS

Net Sales. Net sales of Microwave Components and Subsystems decreased 2.4% from $41.8 million during fiscal year 1999 to $40.8 million during fiscal year 2000. The primary reason for the decrease was lower A/V switch and HF/UHF distribution equipment sales at our Systems operation.

Operating Income. Operating income of Microwave Components and Subsystems increased by 111.2% from $2.7 million during fiscal year 1999 to $5.8 million during fiscal year 2000. The increase is primarily due to a $2.1 million increase in gross margin attributable to streamlining of operations and a favorable change in product mix and a $.6 million decrease in research and development expense.

POWER MANAGEMENT PRODUCTS

Net Sales. Net sales of Power Management Products increased 9.9% from $25.4 million during fiscal year 1999 to $27.9 million in fiscal year 2000. The primary reason was an increase in shipments of production hardware and delivery of several preproduction units which experienced delays during the development stage of the program during 1999.

Operating Income. Operating income of Power Management Products increased by 58.9% from $2.9 million during fiscal year 1999 to $4.7 million during fiscal year 2000. The increase is primarily due to a $1.3 million increase in gross margin associated with favorable changes in product mix and lower manufacturing costs, and $.8 million from increased sales.

RF COMPONENTS AND SUBSYSTEMS

Net Sales. Net sales of RF Components and Subsystems decreased 12.2% from $11.7 million during fiscal year 1999 to $10.2 million during fiscal year 2000. The decrease was due to a reduction of sales across most product areas for which orders have been declining.

Operating loss. Operating income of RF Components and Subsystems decreased by 185.9% from $.3 million during fiscal year 1999 to an operating loss of $.3 million during fiscal year 2000. The decrease is primarily due to a $.8 million decrease in gross margin due to unfavorable changes in product mix and continued production problems on the Sparrow missile program and a $.4 million decrease in gross margin from decreased sales partially offset by a $.7 million reduction in operating expenses.

Business Segments Fiscal Year Ended December 31, 1999 vs. Fiscal Year Ended December 31, 1998

SIGNAL WIRELESS GROUP

Net sales. Net sales of Signal Wireless Group increased 185.1% from $1.2 million during fiscal 1998 to $3.5 million during fiscal year 1999. The increase in sales was primarily due to increased orders as demand for our wireless components increased.

Operating Loss. The operating loss of Signal Wireless Group increased 591.2% from $.1 million during fiscal year 1998 to $.4 million during fiscal year 1999. The increase in the operating loss is primarily due to increased spending on research and development.

MICROWAVE COMPONENTS AND SUBSYSTEMS

Net Sales. Net sales of Microwave Components and Subsystems decreased by 17.3% from $50.6 million during fiscal year 1998 to $41.8 million during fiscal year 1999. The primary reason for the decrease was a reduction in second half 1998 orders.

Operating Income. Operating income of Microwave Components and Subsystems increased from $.1 million during fiscal year 1998 to $2.7 million during fiscal year 1999. Gross profit was adversely affected in 1998 by contract adjustments and inventory write-downs of approximately $1.9 million.

POWER MANAGEMENT PRODUCTS

Net Sales. Net sales of Power Management Products increased by 4.7% from $24.3 million during fiscal year 1998 to $25.4 million during fiscal year 1999. The primary reason for the increase was a focused effort by the new management team to increase efficiencies in manufacturing and ship delinquent orders during the first six months of 1999.

Operating Income. Operating income of Power Management Products increased from an operating loss of $8.2 million during fiscal year 1998 to an operating profit of $2.9 million during fiscal year 1999. Gross profit was adversely affected in 1998 by contract adjustments and inventory write-downs of approximately $6.3 million. Contributing to the increase in operating income during 1999 was increased sales volume, greater efficiencies in manufacturing as well as changes in contract mix.

RF COMPONENTS AND SUBSYSTEMS

Net sales. Net sales of RF Components and Subsystems decreased by 27.0% from $16.0 million during fiscal year 1998 to $11.7 million during fiscal year 1999. The primary reason for the decreased sales was a reduction in orders during the second half of 1998 and first quarter 1999.

Operating Income. Operating income of RF Components and Subsystems decreased by 81.5% from $1.6 million during fiscal year 1998 to $.3 million during fiscal year 1999. The decrease in 1999 operating income is mainly attributable to the above mentioned decrease in sales volume, technical problems on the Sparrow Missile program as well as changes in contract mix.


LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended December 31, 2000 vs. Fiscal Year Ended December 31, 1999

At December 31, 2000 we had working capital of $46.5 million, including cash and cash equivalents of $31.0 million, as compared to working capital of $13.6 million and cash and cash equivalents of $3.6 million, respectively at December 31, 1999. Net cash used by operations was $2.8 million during fiscal year 2000 compared to $12.0 million net cash provided by operations during fiscal year 1999. The primary reasons for the decrease in cash from operations during fiscal year 2000 as compared to fiscal year 1999 was a $7.1 million increase in inventory and a $5.9 million increase in accounts receivable from increased sales and working capital requirements associated with the growth of our commercial wireless business during 2000. On March 22, 2001, a $6.2 million cash deposit was made with the Clerk, United States District Court by order of the United States District Court for the Northern District of California in association with our Eaton Indemnification claim.

Net cash used by investing activities was $2.3 million during fiscal 2000 compared to $9.9 million net cash used by investing activities during fiscal year 1999. During 2000 $2.1 million in cash was received from Logimetrics in exchange for assuming substantially all the assets and liabilities of LogiMetrics' power amplifier business. In fiscal 1999 $8.0 million in cash was used for an acquisition and related costs. During fiscal 2000 $4.2 million in cash was used for additions to property, plant and equipment compared to $1.9 million during fiscal year 1999. The primary reason for the increase was machinery and equipment required to support our growing commercial wireless business.

Net cash provided by financing activities was $32.5 million during fiscal 2000 compared to $.9 million used by financing activities during fiscal 1999. During fiscal year 2000 net proceeds from the issuance of 2 million shares of common stock were $35.1 million offset by the repayment of borrowings under our revolving credit facility of $3.0 million reducing the amount borrowed to zero. During fiscal 1999 we repaid borrowings under our revolving credit facility of $1.0 million.

Fiscal Year Ended December 31, 1999 vs. Fiscal Year Ended December 31, 1998

At December 31, 1999 we had working capital of $13.6 million and cash of $3.6 million, as compared to working capital and cash of $19.7 and $2.4 million respectively at December 31, 1998. Net cash provided by operations was $12.0 million during fiscal year 1999 compared to $6.9 million net cash provided by operations during fiscal year 1998.

Net cash used by investing activities was $9.9 million during fiscal 1999 compared to $1.5 million net cash used by investing activities during fiscal 1998. During fiscal 1999 $8.0 million in cash was used for an acquisition and related costs. During fiscal 1999 $1.9 million in cash was used for additions to property, plant and equipment compared to $1.6 million during fiscal year 1998.

Net cash used by financing activities was $.9 million during fiscal 1999 compared to $4.1 million used for financing activities during fiscal 1998. During fiscal 1999 we repaid borrowings under our revolving credit facility of $1.0 million compared to repaid borrowings under our credit facility of $3.0 million during 1998.

Our borrowing arrangement at December 31, 2000 requires us to maintain certain minimum balances and ratios, including the requirement to maintain a minimum tangible net worth. We were in compliance with the net worth covenant at December 31, 2000. Our borrowing arrangement also requires that we maintain an interest coverage ratio. December 31, 2000 we were not in compliance with the interest coverage covenant on the predecessor Revolver and we obtained a waiver with respect to such non-compliance. The predecessor revolving credit facility (the "Revolver") expired in February 2001. We have amended the Revolver as of February 27, 2001 including a change to the covenants and the amount available for borrowing is $20 million.

We continue to investigate acquisition opportunities in complementary businesses, product lines and markets. We believe that we have adequate cash, working capital and available financing to meet our operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps, forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under our revolving credit facility, which are subject to interest rates based on the bank's base rate. We also have a collateralized real estate loan based on the bank's base rate and a change in the applicable interest rate on these loans would affect the rate at which we could borrow funds. The aggregate hypothetical loss in earnings for one year of those borrowings held by us at December 31, 2000 and 1999, which are subject to interest rate risk resulting from a hypothetical 10 percent increase in interest rates is approximately $30 thousand and $50 thousand after tax, respectively. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in each of our variable financial instruments held by us at December 31, 2000 and 1999. Fixed rate financial instruments were not evaluated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Years Ended December 31,
                                                                -----------------------------------
(amounts in thousands, except per share data)                     2000         1999          1998
                                                                --------      -------      --------

Net sales                                                       $ 98,487      $82,449      $ 92,083
Cost of sales                                                     66,582       56,215        78,203
                                                                --------      -------      --------
Gross profit                                                      31,905       26,234        13,880
Selling, general and administrative expenses                      22,179       18,883        20,206
Research and development expenses                                  4,266        1,786           274
                                                                --------      -------      --------
Operating income (loss)                                            5,460        5,565        (6,600)
Other expense                                                      9,105        1,250             -
Interest expense, net                                                177          368           897
                                                                --------      -------      --------
Income (loss) before income taxes                                 (3,822)       3,947        (7,497)
                                                                --------      -------      --------
Benefit for income taxes                                          (1,299)        (529)         (324)
                                                                --------      -------      --------
Net income (loss)                                               $ (2,523)     $ 4,476      $ (7,173)
                                                                ========      =======      ========
Net income (loss) per share
    Basic                                                       $  (0.30)     $  0.59      $  (0.97)
    Diluted                                                     $  (0.30)     $  0.56      $  (0.97)
                                                                ========      =======      ========
Shares used in calculating net income (loss) per share
    Basic                                                          8,537        7,587         7,365
    Diluted                                                        8,537        7,986         7,365
                                                                ========      =======      ========





The accompanying notes are an integral part of the consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                ----------------------
(dollar amounts in thousands)                                                     2000          1999
                                                                                --------       -------
ASSETS
Current assets:
Cash and cash equivalents                                                       $ 31,024       $ 3,571
Accounts receivable, net of allowance for doubtful
     accounts of $542 in 2000 and $199 in 1999                                    19,417        13,299
Inventories, net of progress payments                                             17,375        10,446
Deferred income taxes                                                              8,516         4,134
Refundable income taxes                                                                -           638
Prepaid expenses and other current assets                                            333           346
                                                                                --------       -------
Total current assets                                                              76,665        32,434
                                                                                --------       -------
Property, plant and equipment, net                                                17,214        14,954
Intangibles assets, net                                                            7,562         9,365
Other assets                                                                         952           848
                                                                                --------       -------
Total assets                                                                    $102,393       $57,601
                                                                                ========       =======

LIABILITIES
Current liabilities:
Accounts payable                                                                $  7,402       $ 3,292
Accrued expenses                                                                  20,113        10,318
Customer advances                                                                  1,733         1,603
Current maturities of long-term debt                                                 967         3,605
                                                                                --------       -------
Total current liabilities                                                         30,215        18,818
                                                                                --------       -------
Deferred income taxes                                                              1,134         1,524
Long-term debt, net of current maturities                                          5,500         5,573
Commitments and contingencies (Note 10)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued
Common stock, $0.01 par value; 30,000,000 authorized;
  10,077,685 shares in 2000 and 7,828,189 shares in 1999
  issued and 9,922,748 shares in 2000 and 7,676,089 shares
  in 1999 outstanding                                                                100            78

Additional paid-in-capital                                                        50,097        13,667
Retained earnings                                                                 16,318        18,841
                                                                                --------       -------
                                                                                  66,515        32,586
                                                                                --------       -------
Less treasury stock; 154,937 shares in 2000 and 152,100 shares
  in 1999 at cost                                                                   (971)         (900)
                                                                                --------       -------
Total stockholders' equity                                                        65,544        31,686
                                                                                --------       -------
Total liabilities and stockholders' equity                                      $102,393       $57,601
                                                                                ========       =======




The accompanying notes are an integral part of the consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                               Years Ended December 31, 2000, 1999 and 1998

                                        Common Stock      Additional               Treasury Stock
                                     Shares     Amount     Paid-in      Retained   Shares     Amount   Stockholders'
(dollar amounts in thousands)        Issued                Capital      Earnings              at Cost     Equity
------------------------------------------------------------------------------------------------------------------

December 31, 1997                   7,423,040    $ 74      $12,693     $21,538     (6,000)    $ (31)      $ 34,274
Exercise of stock options              36,599       1           74                                              75
Issuance of common stock               41,684                  180                                             180
Stock repurchase program                                                         (146,100)     (869)          (869)
Net loss                                                               (7,173)                              (7,173)
------------------------------------------------------------------------------------------------------------------
December 31, 1998                   7,501,323      75       12,947      14,365   (152,100)     (900)        26,487
Exercise of stock options             233,305       2          376                                             378
Issuance of common stock               93,561       1          216                                             217
Stock compensation expense                                     128                                             128
Net income                                                               4,476                               4,476
------------------------------------------------------------------------------------------------------------------
December 31, 1999                   7,828,189      78       13,667      18,841   (152,100)     (900)        31,686
Exercise of stock options             175,207       1          748                 (2,837)      (71)           678
Issuance of common stock            2,074,289      21       35,450                                          35,471
Stock compensation expense                                     232                                             232
Net loss                                                                (2,523)                             (2,523)
------------------------------------------------------------------------------------------------------------------
December 31, 2000                  10,077,685    $100      $50,097     $16,318   (154,937)   $ (971)      $ 65,544
==================================================================================================================



The accompanying notes are an integral part of the consolidated financial statements

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Years Ended December 31,
                                                                                 --------------------------------
(dollar amounts in thousands)                                                      2000        1999       1998
                                                                                 --------    --------    --------
Cash flows from operating activities:
Net income (loss)                                                                $ (2,523)   $  4,476    $ (7,173)

Adjustments to reconcile net income (loss) to net cash provided by operations:
  Depreciation                                                                      2,866       2,754       3,028
  Amortization                                                                      1,337         444         419
  Compensation charge on stock options                                                232         128          --
  (Gain) or loss on disposal of property, plant and equipment                          31          17          (4)
  Deferred taxes                                                                   (4,772)     (2,610)        800
Changes in operating assets and liabilities, net of effects of purchase of
LogiMetrics:
  Accounts receivable                                                              (5,929)        316       3,007
  Inventory                                                                        (7,092)      1,566       8,847
  Refundable income taxes                                                             638       1,681         305
  Prepaid expenses and other current assets                                            13        (137)        278
  Accounts payable                                                                  2,973        (770)     (2,287)
  Accrued expenses                                                                  9,347       2,560         836
  Customer advances                                                                   120       1,560      (1,174)
                                                                                 --------    --------    --------
Net cash provided (used) by operating activities                                   (2,759)     11,985       6,882
                                                                                 --------    --------    --------
Cash flows from investing activities:
Acquisitions and associated costs                                                   2,054      (7,977)         --
Additions to property, plant and equipment                                         (4,242)     (1,928)     (1,608)
Proceeds from disposal of property, plant and equipment and other                      36          10          59
Issuance of employee note receivable                                                 (140)         --          --
                                                                                 --------    --------    --------
Net cash used by investing activities                                              (2,292)     (9,895)     (1,549)
                                                                                 --------    --------    --------
Cash flows from financing activities:
Proceeds from exercise of stock options                                               678         378          75
Proceeds from issuance of common stock, net of issuance costs                      35,471         217         180
Purchase of treasury stock                                                             --          --        (869)
Borrowings under bank revolving credit facilities                                  14,500       7,600      26,950
Repayment of borrowings under bank revolving credit facilities                    (17,500)     (8,600)    (29,950)
Payments of long-term debt                                                           (645)       (480)       (480)
                                                                                 --------    --------    --------
Net cash provided (used) by financing activities                                   32,504        (885)     (4,094)
                                                                                 --------    --------    --------
Net increase (decrease) in cash                                                    27,453       1,205       1,239
Cash, beginning of year                                                             3,571       2,366       1,127
                                                                                 --------    --------    --------
Cash, end of year                                                                $ 31,024    $  3,571    $  2,366
                                                                                 ========    ========    ========



The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.   NATURE OF OPERATIONS

Our principal business is the design, development and manufacture of power management products and electronic radio frequency components and subsystems that are used in broadband wireless equipment, digital cellular/PCS wireless infrastructure equipment and defense electronics. We were incorporated in 1982 and have traditionally been a supplier to the defense industry. Our sophisticated RF, microwave and millimeter wave electronic components are used in applications such as radar, communications, smart weapons and contain vital technology to receive, transmit and process wireless data signals. Our experience in designing, manufacturing and marketing wireless equipment for the demanding defense industry has positioned us well to effectively penetrate the commercial broadband wireless market.

2.   SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Signal Technology Corporation and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

REVENUE RECOGNITION

We record revenue on a percentage of completion basis generally using units of delivery as the basis to measure the contract work which has been completed. Estimated losses on contracts are recognized in full in the period they become known. A provision is made currently for estimated returns and warranty costs.

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

STOCK BASED COMPENSATION

We account for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

COMPREHENSIVE INCOME (LOSS)

There were no differences between net income (loss) and comprehensive income
(loss) for the years ended December 31, 2000, 1999 and 1998.

CASH AND CASH EQUIVALENTS

We consider all highly liquid investments which have an original maturity of three months or less to be cash equivalents.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, and depreciation is provided using the straight-line method over the estimated useful life of the asset, as follows:

          Buildings                                        33 years
          Building improvements                            15 years
          Machinery and equipment                         3-7 years
          Furniture and fixtures                          5-7 years

Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease. Maintenance and repairs are charged to expense as incurred; improvements are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to income.

INTANGIBLE ASSETS

Intangible assets consist principally of goodwill which is being amortized on a straight-line basis over periods of three to twenty years. At each reporting date, management assesses whether there has been a permanent impairment in the value of its long-term assets and the amount of such impairment by comparing anticipated undiscounted future operating income from acquired business units with the carrying value of the related goodwill. The factors considered by management in performing this assessment include current operating results, trends and prospects, as well as the effects of demand, competition and other economic factors. At December 31, 2000 and 1999 accumulated amortization was $3,539 and $2,202 respectively.

ENVIRONMENTAL COSTS

We expense environmental expenditures related to existing conditions from past or current operations. We determine our liability on a site by site basis and record a liability at the time when it is probable and can be reasonably estimated. Our liability is reduced to reflect the anticipated participation of other responsible parties when it is both probable that such parties are legally responsible and financially capable of paying their respective share of the relevant cost. The estimated liability is calculated using a discounted cash flow method. Refer to Note 10.

CONCENTRATIONS OF RISK

The market for our defense electronics products is largely dependent on the availability of new contracts from U.S. Government authorities to prime contractors to which we provide components. Any decline in expenditures by U.S. government authorities may have an adverse effect on our financial performance. We generally extend credit to customers and, therefore, collection of receivables is affected by the defense industry economy. We closely monitor extensions of credit, maintaining reserves for potential credit losses, and such losses have been within management's expectations.

Also, our international sales are denominated in U.S. currency. Consequently, changes in exchange rates that strengthen the U.S. dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a potential reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.

The amounts reported for cash equivalents, receivables and other financial instruments are considered to be approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject us to concentrations of credit risks consist principally of cash and note and trade receivables. Substantially all of our cash is invested in short-term U.S. Treasury bills.

We must comply with detailed government procurement and contracting regulations and with United States government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Our failure to comply with government procurement, contracting or security obligations could result in penalties or suspension from government contracting, which would have a material adverse effect on our results of operations.

Our inventories include high-technology parts and components that may be specialized in nature or subject to rapid technology obsolescence. While we have programs to minimize the required inventories on hand and consider technology obsolescence in estimating reserves to reduce recorded amounts to market values, such estimates could change in the future.

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

The assets and liabilities recorded in connection with the acquisition of Advanced Frequency Products LLC are based upon estimates of fair value. The assets and liabilities recorded were $2,117 and $1,444, respectively. The identifiable intangible assets of $2,300 consist of Advanced Frequency Products workforce, tradename and completed technology and is being amortized on a straight-line basis over the estimated useful life of 3-7 years. Goodwill of $5,040 is being amortized on a straight-line basis over the estimated useful life of 10 years.

In November 2000, we received $2,090 in exchange for assuming substantially all the assets and liabilities of LogiMetrics' power amplifier business previously located in Bohemia, New York. The transaction was accounted for as a purchase and results of operations since the acquisition date are included in the consolidated statements of income. From February 2000 through the acquisition date we managed the business which was a security interest for a loan under an agreement with LogiMetrics and results from operations were reported as other expense. This loan was repaid in July 2000.

The assets and liabilities recorded in connection with the acquisition of LogiMetrics' power amplifier business are based upon estimates of fair value. The asset and liabilities recorded were $26 and $1,614, respectively. Excess of acquired net assets over cost of $502 is being amortized on a straight-line basis over three years.

Assuming the acquisitions described above had been made on January 1, 1999, the Company's unaudited pro forma condensed results of operations would have been as follows:

                                                Years Ended December 31,
                                                -----------------------
                                                 2000            1999
                                                -------         -------
Net sales                                       $99,553         $93,023
Net income (loss)                               $(2,517)        $ 3,434
Net income (loss) per share:
    Basic                                       $(0.30)         $  0.45
    Diluted                                     $(0.30)         $  0.43

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1999, or of results which may occur in the future.

4.   OTHER ASSETS

At December 31, 2000 and 1999 other assets includes a mortgage receivable in the amount of $808 and $820, respectively. In April 1996, we issued the mortgage related to the sale of our former operating facility in Weymouth, Massachusetts and retained an environmental liability present at the site. The mortgage receivable matures on September 1, 2023, and principal and interest payments of approximately $6 are due monthly (see Note 10 Commitments and Contingencies). We earn interest on the mortgage receivable at a rate of 8.0% per annum and interest income for the years ended December 31, 2000, 1999 and 1998 amounted to $65, $66 and $63, respectively. Also included in other assets at December 31, 2000, is an employee note receivable in the amount of $140. The note receivable accrues interest at the rate of our average rate of interest earned on our cash equivalents. In exchange for continued employment until January 2003, and under certain conditions, the note and accrued interest will be forgiven.

5.   STATEMENTS OF CASH FLOWS

                                                                     Years Ended December 31,
                                                                  ---------------------------
                                                                   2000       1999       1998
                                                                  ------      ----       ----
     Cash paid during period for:
     Interest                                                     $1,023      $471       $842
     Taxes                                                         2,673       303         --

     Supplemental disclosure of non-cash financing activity:
     Capital lease equipment                                       $ 915      $148         --


6.   INVENTORIES

                                                            December 31,
                                                     --------------------------
                                                       2000              1999
                                                     --------          --------
     Raw materials                                    $ 6,079           $ 2,914
     Work in progress                                  14,485             9,739
     Finished goods                                       266               587
                                                      -------           -------
                                                       20,830            13,240
     Less: unliquidated progress payments              (3,455)           (2,794)
                                                      -------           -------
                                                      $17,375           $10,446
                                                      =======           =======


7.   PROPERTY, PLANT AND EQUIPMENT

                                                            December 31,
                                                     --------------------------
                                                       2000              1999
                                                     --------          --------
     Land                                            $    992          $    992
     Building and improvements                         10,528            10,132
     Machinery and equipment                           30,954            27,162
     Furniture and fixtures                             4,173             3,487
                                                     --------          --------
                                                       46,647            41,773
     Less: accumulated depreciation                   (29,433)          (26,819)
                                                     --------          --------
     Net property, plant and equipment               $ 17,214          $ 14,954
                                                     ========          ========


8.   ACCRUED EXPENSES

                                                            December 31,
                                                     --------------------------
                                                       2000              1999
                                                     --------          --------
      Payroll & employee benefits                     $ 3,001           $ 2,439
      Vacation                                          1,634             1,497
      Warranty                                          1,186             1,084
      Commissions                                         835               942
      Litigation                                        9,000             1,250
      Environmental                                     1,571             1,125
      Income tax payable                                1,347               546
      Other                                             1,539             1,435
                                                     --------          --------
                                                      $20,113           $10,318
                                                      =======           =======

9.  LONG-TERM DEBT AND NOTES PAYABLE

                                                                                   December 31,
                                                                            -------------------------
                                                                              2000              1999
                                                                           --------         --------
      Massachusetts Industrial Revenue Bond,
           maturing in 2009, interest at 62% of the prime rate plus 1/2%
           effective interest rate of 5.1% and 4.5% in 2000 and 1999
           respectively, payable in annual
           principal payments of $80                                         $  648          $   728
      Capital lease obligations (Note 10)                                       819              250
      Bank revolving credit facility                                              -            3,000
      Bank real estate term loan facility                                     5,000            5,200
                                                                             ------          -------
                                                                              6,467            9,178
      Less: current maturities                                                 (967)          (3,605)
                                                                             ------          -------
                                                                             $5,500          $ 5,573
                                                                             ======          =======


The Massachusetts Industrial Revenue Bond is collateralized by real estate with a net book value of $1,355 at December 31, 2000.

We have an unsecured bank revolving credit facility, (the "Revolver"). The predecessor Revolver expired in February 2001. We have amended the Revolver; as of February 27, 2001 including a change to covenants and the amount available for borrowing is $20,000. Amounts may be borrowed, paid and reborrowed by us through the expiration date. In the event that the facility is not extended or renegotiated, any amounts borrowed would become due at the expiration date. Amounts available under the Revolver are reduced by actual borrowings and outstanding letters of credit. We have the option of borrowing under one or more differing interest rate formulas and at December 31, 2000 and 1999, the weighted average interest rate was 9.63% and 8.06% respectively. We also pay a quarterly commitment fee at an annual rate of 1/4% on the amount of the unused facility. After reduction for outstanding letters of credit under the Revolver, we had approximately $18,753 available as of December 31, 2000.

The Real Estate Loan is collateralized by real estate with a net book value of $4,958 at December 31, 2000. Maturing in January 2003, the Real Estate Loan is payable in quarterly principal payments of $100, plus interest at the bank's base rate (8.98% at December 31, 2000), with the last installment equal to the remaining unpaid loan balance.

The Real Estate Loan and the Revolver contains certain covenants relating to net worth and interest coverage, as defined. Default on any covenant may affect the commitment by the bank to continue to lend, and, if not corrected, could accelerate the maturity of any borrowings outstanding. At December 31, 2000 we were not in compliance with the interest coverage covenant on the predecessor Revolver and we obtained a waiver with respect to such non-compliance.


10.  COMMITMENTS AND CONTINGENCIES

Lease Obligations:
We lease real estate and equipment under operating leases expiring at various dates through 2006. The leases include provisions for rent escalation which are inflationary in nature, renewals and purchase options and we are generally responsible for taxes, maintenance and repairs. Aggregate rental expense included in operations amounted to $989 in 2000, $900 in 1999 and $907 in 1998. Additionally, we leased equipment under capital leases.


Equipment under capital leases included in property, plant and equipment are as follows:

                                                            December 31,
                                                     --------------------------
                                                       2000              1999
                                                     --------          --------

Machinery and equipment                               $1,049             $ 425
Less: accumulated amortization                           (77)             (117)
                                                      ------             -----
Net capital lease assets                              $  972             $ 308
                                                      ======             =====

The following is a schedule by year of future minimum lease payments at December 31, 2000:

                                                      Capital         Operating
        Fiscal Year                                    Leases           Leases
        -----------                                   -------         ---------
        2001                                             $536          $  959
        2002                                              304             989
        2003                                               36             847
        2004                                               33             120
        2005                                                -             102
        Thereafter                                          -              33
                                                         ----          ------
                                                         $909          $3,050
                                                         ====          ======
Less amounts representing interest                         90
                                                         ----
Present value of minimum lease payments
(includes current portion of $487)                       $819
                                                         ====


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

In accordance with the applicable provisions of the Massachusetts Contingency Plan, we have completed our investigation of the site and have submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system with the addition of a supplemental well and well head treatment at Weymouth Winter Street well No. 2 through an agreement with the Town of Weymouth. We have been informed that no recovery of costs incurred in the treatment of the groundwater at the facility is possible under existing insurance arrangements. We have not reached an agreement with the Town of Weymouth relative to well head treatment and, it is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative, and if not, the specific remedial actions, if any, that it will require.

We have recorded liabilities of $1,571 calculated on the discounted cash flow method using an 8% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. The increase in the liability of $.4 million during fiscal 2000 is for legal and consulting fees and payments to the Town of Weymouth for well head treatment at Weymouth Winter Street well No. 2. Environmental cleanup expenses are included as general and administrative expense in our statement of operations. Cash payments for Weymouth environmental contamination are expected to be $577 in 2000, $90 per year for 2002-2004 and $1,355 for 2005 and thereafter.

Sunnyvale (Eaton) Indemnification Claim:
Eaton Corporation filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation. The claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,200, related to environmental liabilities assumed by Signal when it purchased Eaton's Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton's motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6,040 and clarified that we are responsible for 50 percent of the reasonable costs and expenses of remediation. We have recorded liabilities of $9,000 for anticipated costs including the $6,040 judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. We intend to appeal the amended judgment.

SEC Investigation:
The Boston District Office of the Securities and Exchange Commission advised us on September 27, 2000 that the Commission has entered a formal order of private investigation. We understand that the investigation relates to our restatement in 1998 of our financial statements for 1996, 1997 and the first quarter of 1998. We intend to continue to cooperate with the Commission on this investigation.

T-3 Contract:
We are currently committed to a long term contract at our Keltec division (the T-3 contract) for amplifiers for Raytheon. The current contract value is $764. If Raytheon exercises all of its options within this contract, the total value could be in excess of $19,000. Based on an assessment by management in 1998, if all options are exercised at current estimated costs and prices, our loss could total up to $4,000. In 1999 we negotiated new prices and specifications for the same amplifiers under a new contract and we believe prices are at Keltec's manufacturing cost. We believe that other future orders and options for T-3 amplifiers will be under new contractual arrangements.

11.  INCOME TAXES

                                                   Years Ended December 31,
                                             ---------------------------------
                                               2000         1999        1998
                                             -------      -------      -------

Current (benefit) provision
     Federal                                 $ 2,925      $   569      $(1,121)
     State                                       500           25           --
     Foreign Sales Corporation                    48           11           --
                                             -------      -------      -------
Deferred (benefit) provision
     Federal                                  (4,236)         845         (936)
     State                                      (536)         234         (480)
                                             -------      -------      -------
Less: Valuation allowance
     Federal                                      --       (1,544)       1,544
     State                                        --         (669)         669
                                             -------      -------      -------
(Benefit) provision for income taxes         $(1,299)     $  (529)     $  (324)
                                             =======      =======      =======

The benefit for income taxes primarily relates to various deferred tax assets, which we believe are more likely than not to be realized based on our earnings performance.

Our effective tax rate differs from the statutory federal income tax rate as follows:

                                                          Years Ended December 31,
                                                  -------------------------------------
                                                    2000           1999           1998
                                                  -------         ------         ------

Statutory federal income tax rate                 (34.0)%         34.0 %         (34.0)%
State income taxes, net of federal benefit         (5.4)           6.5            (4.2)
Benefit from Foreign Sales Corporation             (2.4)          (0.5)             --
Non-deductible expenses and other                   7.8            2.7             4.4
Change in valuation allowance                        --          (56.1)           29.5
                                                  -----          -----            ----
Effective tax rate                                (34.0)%        (13.4)%          (4.3)%
                                                  =====          =====            ====



The non-deductible expenses consist principally of goodwill resulting from certain of our acquisitions and other amounts not deductible for tax purposes.

The tax effect of temporary differences that give rise to the net deferred tax asset and liability are as follows:

                                                     Years Ended December 31,
                                                     -----------------------
                                                      2000             1999
                                                     ------          -------

Deferred tax asset:
     Net operating losses and credits                $   --          $   25
     Vacation accrual                                   590             514
     Inventories                                      1,864           1,458
     Warranty                                           457             414
     Deferred compensation                             --                83
     Environmental and litigation reserve             4,070             433
     Contract reserves and other                      1,535           1,207
                                                     ------          ------
Deferred tax asset                                    8,516           4,134
Deferred tax liability:
     Depreciation                                     1,134           1,524
                                                     ------          ------
Deferred tax liability                                1,134           1,524
                                                     ------          ------
Net deferred tax asset                               $7,382          $2,610
                                                     ======          ======


12.   STOCKHOLDERS' EQUITY

We have stock option plans (the "Plans") under which options for a maximum of 3,167 shares of our common stock may be granted generally at prices not less than 100 percent of the fair market value of our common stock at the date of option grant. During 2000, 1999 and 1998 we recorded compensation expense of $77, $89 and none, respectively for options issued below fair market value. Options vest in increments and over periods determined by the Compensation Committee of our Board of Directors and expire not more than ten years from date of grant. At December 31, 2000, 2,354 shares of common stock were reserved for future issuance under the plans and 257 were available for future grant. Additionally, non-qualified options to purchase a total of 120 shares of our common stock are outstanding to certain directors and other non-employees. These options were generally granted at the fair market value of our common stock at the date of option grant, vest generally over a five-year period and expire between 2000 and 2004. During 2000, 1999 and 1998 we recorded compensation expense of $155, $39 and none, respectively for options granted to non-employees.

Information concerning the plans and non-qualified stock options is as follows:

                                                        Available       Option      Option Price     Weighted Avg.
                                                        for Grant       Shares       per Share      Exercise Price
                                                        ---------       ------     -------------    --------------
December 31, 1997                                             565         808      $1.57 - $ 8.25       $ 4.63
                                                            -----       -----      --------------       ------
Options granted                                              (656)        656       2.50 -   6.25         2.82
Options canceled                                              217        (249)      2.36 -   8.25         6.65
Options exercised                                               -         (37)      1.58 -   5.75         2.00
                                                            -----       -----      --------------       ------
December 31, 1998                                             126       1,178       1.58 -   8.25         3.27
                                                            -----       -----      --------------       ------
Options granted                                              (544)        544       4.00 -   5.44         4.39
Options canceled                                               89         (98)      1.58 -   7.63         5.76
Options exercised                                               -        (233)      1.58 -   4.19         1.63
Increase in available options, 1992 Plan                      500           -          - -      -            -
                                                            -----       -----      --------------       ------
December 31, 1999                                             171       1,391       1.80 -   8.25         3.80
                                                            -----       -----      --------------       ------
Options granted                                              (595)        595       9.44 -  25.38        19.28
Options canceled                                               81         (81)      2.94 -  19.88        10.03
Options exercised                                               -        (175)      1.80 -   8.25         4.24
Increase in available options, 1992 Plan                      600           -          - -      -            -
                                                            -----       -----      --------------       ------
December 31, 2000                                             257       1,730      $2.00 - $25.38       $ 8.86
                                                            =====       =====      ==============       ======

A total of 603 options were exercisable at December 31, 2000 at a weighted average price of $3.35. A total of 539 options were exercisable at December 31, 1999 at a weighted average price of $3.58. A total of 544 options were exercisable at December 31, 1998 at a weighted average price of $2.91.

The following table summarizes information with respect to stock options outstanding as of December 31, 2000:

                                                                                                               Weighted-
                                                                                                                Average
                                              Weighted-Average                                               Exercise Price
      Range of               Options              Remaining           Weighted-Average       Options         of Exercisable
  Exercise Prices          Outstanding        Contractual Life         Exercise Price      Exercisable          Options
  ---------------          -----------        ----------------        ----------------     -----------       --------------
  $ 2.00 - $ 3.94               572                7.8                     $ 2.51              402               $2.51
  $ 4.00 - $ 5.75               494                7.6                     $ 4.39              139               $4.34
  $ 6.06 - $ 7.00                75                1.6                     $ 6.45               56               $6.45
  $ 7.25 - $10.25                15                4.4                     $ 8.51                6               $7.86
  $12.68 - $17.77                60                9.7                     $15.08                -                   -
  $17.78 - $20.30               480                9.4                     $19.70                -                   -
  $20.31 - $25.38                34                5.7                     $22.11                -                   -
  ---------------             -----                ---                     ------              ---               -----
Total                         1,730                7.9                                         603               $3.35
                              =====                ===                                         ===               ======

The following information concerning our stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." We account for such plans in accordance with APB No. 25 and related Interpretations.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions are as follows:

                                 2000                1999                1998
                               ---------          ----------           ---------

Risk-free Interest Rates         5.0%                4.5%                5.3%
Expected Life                  6.6 years           6.8 years           4.5 years
Volatility                       0.72                0.66                0.65
Dividend Yield                     -                   -                   -

The weighted average fair value of those options granted in 2000, 1999 and 1998 was $13.57, $2.95 and $1.60 respectively.

The following pro forma income information has been prepared following the provisions of SFAS No. 123:

                                          Years Ended December 31,
                                 -----------------------------------------
                                    2000            1999            1998
                                 ---------        -------        ---------
Net income (loss):
     As reported                 $ (2,523)        $ 4,476        $ (7,173)
     Pro forma                     (4,429)          3,812          (7,821)

Basic EPS:
     As reported                 $  (0.30)        $  0.59         $ (0.97)
     Pro forma                      (0.52)           0.50           (1.06)

Diluted EPS:
     As reported                 $  (0.30)        $  0.56         $ (0.97)
     Pro forma                      (0.52)           0.48           (1.06)

13.  EARNINGS PER SHARE

A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                     2000               1999               1998
                                                  ---------            -------          ---------
Numerator - Basic and Diluted EPS
         Net income (loss)                        $ (2,523)            $ 4,476           $ (7,173)

Denominator - Basic EPS
         Common shares outstanding                   8,537               7,587              7,365
                                                  --------             -------           --------
Basic earnings (loss) per share                   $  (0.30)            $  0.59           $  (0.97)
                                                  ========             =======           ========
Denominator - Diluted EPS
         Denominator - Basic EPS                     8,537               7,587              7,365

         Effect of Dilutive Securities
           Common Stock Options                          -                 399                  -

Denominator - Diluted EPS                            8,537               7,986              7,365
                                                  --------             -------           --------
Diluted earnings (loss) per share                 $  (0.30)            $  0.56           $  (0.97)
                                                  ========             =======           ========

As of December 31, 2000 and 1998 the number of dilutive shares was 849 and 238, respectively and such shares have not been included in above calculations as the effect would be anti-dilutive.

14.  EMPLOYEE BENEFIT PLANS

We maintain a 401(k) plan covering substantially all of our employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. We may also make a discretionary contribution. Our contributions to this plan totaled $697 in 2000, $377 in 1999 and $378 in 1998.

We have an Employee Stock Purchase Plan ("the Purchase Plan") under which 300 shares of common stock have been reserved for issuance. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25 of common stock in any one calendar year. On the last business day of each six month offering period shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the period. The Purchase Plan will terminate on June 30, 2002 unless its term is extended. Common stock issued under the Purchase Plan was 74 in 2000, 94 in 1999 and 42 in 1998.

15.  SEGMENT INFORMATION

We have six operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The divisions; referred to as Arizona, California, Systems, Advanced Frequency products, Keltec and Olektron report their operations within four segments: Signal Wireless Group (established in January 2000 and includes Advanced Frequency Products and products from Arizona, California and Olektron that are produced for the world-wide wireless telecommunication markets). Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve the defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers. Signal Wireless Group was added as a new business segment in fiscal year 2000. The fiscal year 1999 and 1998 business segment reporting has been adjusted to include Signal Wireless Group business originally reported in Microwave Components and Subsystems and RF Components and Subsystems in our previous segment reporting. In reporting business segment operating income corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

Our reportable segments are as follows:

SIGNAL WIRELESS GROUP

Designs and manufactures commercial wireless products for the telecommunications industry.

MICROWAVE COMPONENTS AND SUBSYSTEMS

Designs and manufactures microwave oscillators, frequency synthesizers and converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

POWER MANAGEMENT PRODUCTS

Designs and manufactures military high and low voltage power supplies, DC to DC converters and military high power amplifiers and transmitters for use in radar systems.

RADIO FREQUENCY COMPONENTS AND SUBSYSTEMS

Designs and manufactures RF and intermediate frequency signal processing components, integrated multi-function devices, and switching systems.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". Segment data includes a charge for allocating corporate headquarters costs. The table below presents selected financial data by business segment for the years ending December 31:

Selected Financial Data by Business Segment
(amounts in thousands)                                          2000              1999             1998
                                                             ---------          --------         --------

NET SALES
Signal Wireless Group                                        $  19,489          $  3,541         $  1,242
Microwave Components and Subsystems                             40,827            41,845           50,616
Power Management Products                                       27,930            25,403           24,262
RF Components and Subsystems                                    10,241            11,660           15,963
                                                             ---------          --------         --------
                                                             $  98,487          $ 82,449         $ 92,083
OPERATING INCOME
Signal Wireless Group                                        $  (4,724)         $   (394)        $    (57)
Microwave Components and Subsystems                              5,768             2,731              122
Power Management Products                                        4,666             2,937           (8,234)
RF Components and Subsystems                                      (250)              291            1,569
                                                             ---------          --------         --------
                                                             $   5,460          $  5,565         $ (6,600)

TOTAL ASSETS
Signal Wireless Group                                        $  22,388          $ 10,428         $    511
Microwave Components and Subsystems                             18,070            17,988           21,969
Power Management Products                                       13,789            12,099           12,173
RF Components and Subsystems                                     7,494             7,659            7,110
Other                                                           40,652             9,427            7,220
                                                             ---------          --------         --------
                                                             $ 102,393          $ 57,601         $ 48,983

LONG-LIVED ASSETS - NET
Signal Wireless Group                                        $  10,434          $  8,230         $    252
Microwave Components and Subsystems                              6,899             7,484            8,692
Power Management Products                                        3,650             4,478            4,762
RF Components and Subsystems                                     3,582             3,860            3,606
Other                                                              211               267              128
                                                             ---------          --------         --------
                                                             $  24,776          $ 24,319         $ 17,440

LONG LIVED ASSET ADDITIONS
Signal Wireless Group                                        $   2,679          $  7,354         $     15
Microwave Components and Subsystems                              1,344               841              664
Power Management Products                                           12               599              329
RF Components and Subsystems                                       623               385              467
Other                                                               33               196              133
                                                             ---------          --------         --------
                                                             $   4,691          $  9,375         $  1,608

DEPRECIATION AND AMORTIZATION EXPENSE
Signal Wireless Group                                        $   1,446          $    178         $     55
Microwave Components and Subsystems                              1,379             1,604            1,867
Power Management Products                                          822               928            1,050
RF Components and Subsystems                                       466               432              440
Other                                                               90                56               35
                                                             ---------          --------         --------
                                                             $   4,203          $  3,198         $ $3,447

Net Sales by Customer Category
(amounts in thousands)                                          2000              1999             1998
                                                             ---------          --------         --------
U.S. GOVERNMENT MILITARY
Signal Wireless Group                                       $       -        $       -           $      -
Microwave Components and Subsystems                            27,812           23,907             33,819
Power Management Products                                      17,548           21,537             17,709
RF Components and Subsystems                                    8,026            9,386             13,071
                                                            ---------          --------          --------
                                                            $  53,386        $  54,830           $ 64,599

U.S. GOVERNMENT NON-MILITARY
Signal Wireless Group                                       $       -         $      -           $      -
Microwave Components and Subsystems                               367            2,635                949
Power Management Products                                         320                -                  -
RF Components and Subsystems                                      156              428                313
                                                            ---------         --------           --------
                                                            $     843         $  3,063           $  1,262

U.S. COMMERCIAL
Signal Wireless Group                                       $  13,211         $  1,515           $  1,123
Microwave Components and Subsystems                             3,280            4,724              5,362
Power Management Products                                         593               59                179
RF Components and Subsystems                                      597            1,124                975
                                                            ---------         --------           --------
                                                            $  17,681         $  7,422           $  7,639

INTERNATIONAL MILITARY
Signal Wireless Group                                       $       -         $      -           $      -
Microwave Components and Subsystems                             7,661           10,139              9,389
Power Management Products                                       9,324            3,802              5,926
RF Components and Subsystems                                    1,232              983              1,374
                                                            ---------         --------           --------
                                                            $  18,217         $ 14,924           $ 16,689

INTERNATIONAL COMMERCIAL
Signal Wireless Group                                       $   6,278         $  1,906           $    119
Microwave Components and Subsystems                             1,705              124              1,097
Power Management Products                                         145                5                448
RF Components and Subsystems                                      232              175                230
                                                            ---------         --------           --------
                                                            $   8,360         $  2,210           $  1,894
                                                            ---------         --------           --------
Total                                                       $  98,487         $ 82,449           $ 92,083
                                                            =========         ========           ========

SIGNIFICANT CUSTOMER

Revenue of approximately $16,617 (17%), $14,770 (18%) and $21,474 (23%) was
attributable to Raytheon Company for the years ended December 31, 2000, 1999 and 1998 respectively. At December 31, 2000 and 1999, accounts receivable from Raytheon Company accounted for approximately $2,214 (11%) and $1,638 (12%), respectively, of the total amount of accounts receivable due to the Company.

16.  UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following quarterly financial information should be read in conjunction with Notes 1 and 2. The first three quarters in each year consist of thirteen week periods with the fourth quarter ending on December 31.

                                                        First               Second           Third              Fourth
2000:                                                  Quarter             Quarter          Quarter            Quarter
-----                                                 --------            --------         ---------           ---------
Net sales                                             $ 20,289            $ 23,062         $  27,165           $  27,971
Gross profit                                             6,905               7,844             7,886               9,270
Operating income                                           765               1,691             1,009               1,995
Net income (loss)                                          241                 718               555              (4,037)
Net income (loss) per share:
     Basic                                            $   0.03            $   0.09         $    0.06           $   (0.41)
     Diluted                                          $   0.03            $   0.08         $    0.06           $   (0.41)
Shares used in calculating
     Net income (loss) per share:
     Basic                                               7,748               7,830             8,615               9,923
     Diluted                                             8,794               8,863             9,578               9,923

1999:
-----
Net sales                                             $ 20,436            $ 20,934          $ 20,819           $  20,260
Gross profit                                             5,889               6,142             6,809               7,394
Operating income                                           801                 946             1,480               2,337
Net income                                                 639                 825             1,428               1,584
Net income per share:
     Basic                                            $   0.09            $   0.11         $    0.19            $   0.21
     Diluted                                          $   0.08            $   0.10         $    0.18            $   0.20
Shares used in calculating
      Net income per share:
      Basic                                              7,503               7,585             7,652               7,673
      Diluted                                            7,824               8,032             8,106               8,065


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Signal Technology Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) present fairly, in all material respects, the financial position of Signal Technology Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/
PricewaterhouseCoopers LLP
Boston, Massachusetts
February 13, 2001, except as to Note 9 which is as of February 27, 2001 and
Note 10 which is as of March 7, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


All information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 15, 2001, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements and Financial Statement Schedules                     PAGE
----------------------------------------------------------------------                     ----
         Financial Statements for the Years Ended December 31, 2000, 1999 and 1998:
         Consolidated Statements of Operations                                               21
         Consolidated Balance Sheets                                                         22
         Consolidated Statements of Stockholders' Equity                                     23
         Consolidated Statements of Cash Flows                                               24
Notes to Consolidated Financial Statements                                                   25
Report of Independent Accountants                                                            40
Schedule II Valuation and Qualifying Accounts                                                45

All other schedules are omitted because they are not applicable, nor required under the instructions, or all the information required is set forth in the consolidated financial statements or notes thereto.


(2) The following described exhibits are filed herewith or incorporated herein by reference indicated:

   EXHIBIT
    NUMBER     DESCRIPTION
   -------     -----------
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

    10.4       Employee Incentive Stock Option Plan - 1982 of the Registrant.*

    10.5       1992 Equity Incentive Plan of the Registrant.*

    10.6       Signal Technology Corporation 401(k) Plan.*

    10.8 Lease dated as of October 18, 1990 by and between Benecia Associates and ST Microwave Corp.*

    10.20 Purchase and Sale Agreement by and between Tecnetics, Incorporated and Keltec Corporation, dated September 7, 1995.*****

    10.22 Amendment agreement No.1 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of July 20, 1995.*****

    10.23 Amendment agreement No. 2 to the Second Amendment and Restated Credit Agreement dated as of September 30, 1993, with the First National Bank of Boston, dated as of September 30, 1995.*****

    10.24 Amendment agreement No. 3 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 29, 1996.*******

    10.25 Amendment agreement No. 4 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 10, 1997.*******

    10.29 First Amendment to lease, dated as of September 9, 1996, by and between Benecia Associates and Signal Technology
               Corporation.*******

    10.30      Employee Stock Purchase Plan.******

    10.31 Amendment No. 5 to the second and restated credit agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of December 15, 1997.********

    10.33 Sublease Agreement as of October 1, 1998 by and between Copyright Clearance Center, Inc. and Signal Technology
               Corporation.*********

    10.34 Amendment Agreement No. 6 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of October 20, 1998.*********

    10.35 Amendment Agreement No. 7 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of March 9, 2000.

    10.36 Amendment Agreement No. 8 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of May 11, 2000.

    10.37 Amendment Agreement No. 9 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of September 30, 2000.

    10.38 Amendment Agreement No. 10 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of December 22, 2000.

    10.39 Third Amended and Restated Credit Agreement, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston dated as of February 27, 2001.

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

    ****** Incorporated by reference to the definitive Proxy Statement to be filed with the SEC in connection with Company's Annual Meeting of Shareholders to be held on May 6, 1997.

    ******* Incorporated by reference to the corresponding exhibit filed as part of the Registrant's 1996 Annual report on Form 10-K.

    ******** Incorporated by reference to the corresponding exhibit files as a part of the Registrant's 1997 Annual report on Form 10-K.

    *********  Incorporated by reference to the corresponding exhibit files as a part of the Registrant's 1998 Annual report on Form 10-K.

(b) Reports on Form 8-K

    None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SIGNAL TECHNOLOGY CORPORATION

                                 By: /s/  Robert Nelsen
                                    --------------------------------------------
                                    Chief Financial Officer and Principal
                                    Accounting Officer

Date:  March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


 /s/  George E. Lombard                                          March 28, 2001
 --------------------------------------------------------
 Chairman, Chief Executive Officer and Principal
 Executive Officer


 /s/  Robert Nelsen                                              March 28, 2001
 --------------------------------------------------------
 Chief Financial Officer


 /s/  Bernard P. O'Sullivan                                      March 28, 2001
 --------------------------------------------------------
 Bernard P. O'Sullivan
 Director


                                                                 March 28, 2001
 --------------------------------------------------------
 Harvey C. Krentzman
 Director


 /s/  Joseph S. Schneider                                        March 28, 2001
 --------------------------------------------------------
 Joseph S. Schneider
 Director

 /s/  Larry L. Hansen                                            March 28, 2001
 --------------------------------------------------------
 Larry L. Hansen
 Director

 /s/  Thomas McInerney                                           March 28, 2001
 --------------------------------------------------------
 Director

 /s/  Thomas Skelly                                              March 28, 2001
 --------------------------------------------------------
 Director

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS


                                                                Years Ended December 31, 2000, 1999 and 1998
                                                ------------------------------------------------------------------------------
                                                 Balance at         Charged to            Charged to            Balance at
                                                  Beginning          Costs and               Other                  End
Description                                       Of Period          Expenses              Accounts              Of Period
------------------------------------------------------------------------------------------------------------------------------
1998 Inventory reserve.............               $1,729,000        $5,823,000          $(1,624,000)(2)         $5,928,000
Allowance for doubtful accounts....                  159,000           196,000              (23,000)(1)            332,000
------------------------------------------------------------------------------------------------------------------------------
1999 Inventory reserve.............               $5,928,000        $1,643,000          $(2,764,000)(2)         $4,807,000
Allowance for doubtful accounts....                  332,000            73,000             (206,000)(1)            199,000
------------------------------------------------------------------------------------------------------------------------------
2000 Inventory reserve.............               $4,807,000        $1,172,000          $(2,015,000)(2)         $3,964,000
Allowance for doubtful accounts......                199,000           401,000              (58,000)(1)            542,000
------------------------------------------------------------------------------------------------------------------------------

Notes
(1) Write-off of bad debts
(2) Charged to inventory accounts from previously established reserved amounts.

                                 EXHIBIT INDEX


   EXHIBIT
    NUMBER     DESCRIPTION
   -------     -----------
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

    10.4       Employee Incentive Stock Option Plan - 1982 of the Registrant.*

    10.5       1992 Equity Incentive Plan of the Registrant.*

    10.6       Signal Technology Corporation 401(k) Plan.*

    10.8 Lease dated as of October 18, 1990 by and between Benecia Associates and ST Microwave Corp.*

    10.20 Purchase and Sale Agreement by and between Tecnetics, Incorporated and Keltec Corporation, dated September 7, 1995.*****

    10.22 Amendment agreement No.1 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of July 20, 1995.*****

    10.23 Amendment agreement No. 2 to the Second Amendment and Restated Credit Agreement dated as of September 30, 1993, with the First National Bank of Boston, dated as of September 30, 1995.*****

    10.24 Amendment agreement No. 3 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 29, 1996.*******

    10.25 Amendment agreement No. 4 to the Second Amendment and Restated Credit Agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of March 10, 1997.*******

    10.29 First Amendment to lease, dated as of September 9, 1996, by and between Benecia Associates and Signal Technology
               Corporation.*******

    10.30      Employee Stock Purchase Plan.******

    10.31 Amendment No. 5 to the second and restated credit agreement, dated as of September 30, 1993, with the First National Bank of Boston, dated as of December 15, 1997.********

    10.33 Sublease Agreement as of October 1, 1998 by and between Copyright Clearance Center, Inc. and Signal Technology
               Corporation.*********

    10.34 Amendment Agreement No. 6 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of October 20, 1998.*********

    10.35 Amendment Agreement No. 7 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of March 9, 2000.

    10.36 Amendment Agreement No. 8 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of May 11, 2000.

    10.37 Amendment Agreement No. 9 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of September 30, 2000.

    10.38 Amendment Agreement No. 10 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of December 22, 2000.

    10.39 Third Amended and Restated Credit Agreement, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston dated as of February 27, 2001.

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

    ****** Incorporated by reference to the definitive Proxy Statement to be filed with the SEC in connection with Company's Annual Meeting of Shareholders to be held on May 6, 1997.

    ******* Incorporated by reference to the corresponding exhibit filed as part of the Registrant's 1996 Annual report on Form 10-K.

    ******** Incorporated by reference to the corresponding exhibit files as a part of the Registrant's 1997 Annual report on Form 10-K.

    *********  Incorporated by reference to the corresponding exhibit files as a part of the Registrant's 1998 Annual report on Form 10-K.

(b) Reports on Form 8-K

    None