Form 10-Q
period 2001-03-31
SIGNAL TECHNOLOGY CORP
filed 2001-05-11
CIK 901119

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         COMMON STOCK                           OUTSTANDING AT MAY 8, 2001
        $.01 PAR VALUE                               9,962,090 SHARES

                                      INDEX


                                                                            Page
PART I - FINANCIAL INFORMATION

     Item 1  Financial Statements
             Condensed Consolidated Balance Sheets                            3
             Condensed Consolidated Statements of Operations                  4
             Condensed Consolidated Statements of Cash Flows                  5
             Notes to Condensed Consolidated Financial Statements             6

     Item 2  Management's Discussion and Analysis of Financial Condition     11
             and Results of Operations

     Item 3  Quantitative and Qualitative Disclosures About Market Risk      15



PART II - OTHER INFORMATION

     Item 1  Legal Proceedings                                               15
     Item 6  Exhibits and Reports on Form 8-K                                15

SIGNATURE                                                                    16

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                        March 31,   December 31,
                                                          2001         2000
Assets:
Cash and cash equivalents                               $ 16,688    $  31,024
Accounts receivable, net                                  20,205       19,417
Inventories                                               21,211       17,375
Deferred taxes                                             8,516        8,516
Other current assets                                         332          333
                                                        --------    ---------
        Total current assets                              66,952       76,665
                                                        --------    ---------

Property, plant and equipment, net                        18,287       17,214
Intangible assets, net                                     7,271        7,562
Other assets                                                 931          952
                                                        --------    ---------
        Total assets                                    $ 93,441    $ 102,393
                                                        ========    =========

Liabilities and stockholders' equity:
Accounts payable                                        $  6,904    $   7,402
Accrued expenses                                          11,111       20,113
Customer advances                                          2,061        1,733
Current maturities of long-term debt                         967          967
                                                        --------    ---------
        Total current liabilities                         21,043       30,215
                                                        --------    ---------

Deferred income taxes                                      1,134        1,134
Long-term debt, net of current maturities                  5,271        5,500

Stockholders' equity
Common stock                                                 101          100
Additional paid-in capital                                50,375       50,097
Retained earnings                                         16,488       16,318
                                                        --------    ---------
                                                          66,964       66,515
Less treasury stock                                         (971)        (971)
                                                        --------    ---------
        Total stockholders' equity                        65,993       65,544
                                                        --------    ---------
        Total liabilities and stockholders' equity      $ 93,441    $ 102,393
                                                        ========    =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)

                                                            Quarter ended
                                                              March 31,
                                                          2001          2000
                                                        --------      --------
Net sales                                               $ 22,830      $ 20,289
Cost of sales                                             15,554        13,384
                                                        --------      --------
Gross profit                                               7,276         6,905

Selling, general and administrative expense                5,794         5,720
Research and development expense                           1,458           420
                                                        --------      --------
Operating income                                              24           765
Other expense                                                 --           159
Interest (income) expense, net                              (260)          190
                                                        --------      --------
Income before income taxes                                   284           416

Provision for income taxes                                   114           175
                                                        --------      --------

Net income                                              $    170      $    241
                                                        ========      ========

Net income per share
     Basic                                              $   0.02      $   0.03
     Diluted                                            $   0.02      $   0.03

Shares used in calculating net income per share
     Basic                                                 9,952         7,748
     Diluted                                              10,658         8,794


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                               Quarter Ended
                                                                 March 31,
                                                             2001         2000
                                                           --------    --------
Net cash used by operating activities                      $(12,518)   $ (5,289)
                                                           --------    --------

Cash flows from investing activities:
        Additions to property, plant and equipment           (1,910)       (461)
        Other assets                                             28      (1,995)
                                                           --------    --------
Net cash used by investing activities                        (1,882)     (2,456)
                                                           --------    --------

Cash flows from financing activities:
        Proceeds from exercise of stock options                   8         412
        Proceeds from Employee Stock Purchase Plan              285         183
        Borrowings on bank revolving credit facility             --       9,000
        Payments on bank revolving credit facility               --      (2,600)
        Payments of long-term debt                             (229)        (33)
                                                           --------    --------
Net cash provided by financing activities                        64       6,962
                                                           --------    --------

Net decrease in cash                                        (14,336)       (783)

Cash, beginning of period                                    31,024       3,571
                                                           --------    --------

Cash, end of period                                        $ 16,688    $  2,788
                                                           ========    ========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes To The Condensed Consolidated Financial Statements
                      (in thousands, except per share data)

1.      BASIS OF PRESENTATION

        The condensed consolidated financial statements of the Company as of March 31, 2001, and for the three months ended March 31, 2001 and 2000 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2000, included in our annual report on Form 10-K. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

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

        A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                 Quarter ended March 31,
                                                   2001           2000
                                                 --------       --------
Basic and Diluted EPS
           Net income                            $    170       $    241
                                                 ========       ========

Basic EPS
           Common shares outstanding                9,952          7,748
                                                 --------       --------
           Basic earnings per share              $   0.02       $   0.03
                                                 ========       ========

Diluted EPS
           Basic EPS                                9,952          7,748

           Effect of Dilutive Securities -
             Common Stock Options                     706          1,046
                                                 --------       --------
                                                   10,658          8,794
Diluted EPS
           Diluted earnings per share            $   0.02       $   0.03
                                                 ========       ========

3.      COMPREHENSIVE INCOME (LOSS)

        There were no differences between net income and comprehensive income for the quarters ended March 31, 2001 and March 31, 2000.

4.      Details of certain balance sheet accounts are as follows:

                                              March 31, 2001   December 31, 2000
        Net inventories:
        Raw materials                           $    8,723        $     6,079
        Work in progress                            15,658             14,485
        Finished goods                                 304                266
                                                ----------        -----------
                                                    24,685             20,830
        Less: unliquidated progress payments        (3,474)            (3,455)
                                                ----------        -----------
                                                $   21,211        $    17,375
                                                ==========        ===========
        Property, plant and equipment:
        Land                                    $      992        $       992
        Building and improvements                   10,534             10,528
        Machinery and equipment                     32,683             30,954
        Furniture and fixtures                       4,327              4,173
                                                ----------        -----------
                                                    48,536             46,647
        Less: accumulated depreciation             (30,249)           (29,433)
                                                ----------        -----------
        Net property, plant and equipment       $   18,287        $    17,214
                                                ==========        ===========

5.      INCOME TAXES

        In the quarter ended March 31, 2001 and March 31, 2000, we recorded provisions for income taxes of $114 and $175 respectively. The provisions are at statutory rates after adjustments for non-deductible expenses which consist principally of goodwill resulting from certain of our acquisitions.

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

        We have recorded liabilities of $1,547 calculated on the discounted cash flow method using an 8% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash payments for Weymouth environmental contamination are expected to be $577 in 2001, $90 per year for 2002-2004 and $1,355 in total for 2005 and beyond.

        Sunnyvale (Eaton) Indemnification Claim:

        Eaton Corporation filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,229, related to environmental liabilities assumed by Signal when it purchased Eaton's Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton's motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6,040 and clarified that we are responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000 we recorded liabilities of $9,000 for anticipated costs including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. A $6,223 cash deposit was made in March 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. At March 31, 2001 recorded liabilities have been reduced by the deposit and are $2,777. On April 26, 2001, the U.S. District Court denied our motion to reopen the amended judgment and to amend our answer and counterclaim. We intend to appeal the amended judgment.

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

7.      SEGMENT INFORMATION

        We have six operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The divisions; referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron report their operations within four segments: Signal Wireless Group (Advanced Frequency Products and products from Arizona, California and Olektron that are produced for the world-wide wireless telecommunication markets), Microwave Components and Subsystems (products from Arizona, California, and Systems that primarily serve the defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers. In reporting business segment operating income corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

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

        Radio Frequency Components and Subsystems

        Designs and manufactures RF and intermediate frequency signal processing components, integrated multi-function devices and switching systems.

        The following tables display net sales and operating income by business segment for each of the quarters ending March 31:

                                                         2001           2000
                                                       --------       --------
       Net Sales
       Signal Wireless Group                           $  6,115       $  3,115
       Microwave Components and Subsystems                8,100          8,456
       Power Management Products                          6,104          6,072
       RF Components & Subsystems                         2,511          2,646
                                                       --------       --------
                                                       $ 22,830       $ 20,289


       Operating Income (loss) [1]
       Signal Wireless Group                           $ (1,678)      $   (850)
       Microwave Components & Subsystems                    651            651
       Power Management Products                            900          1,054
       RF Components & Subsystems                           151            (90)
                                                       --------       --------
                                                       $     24       $    765

[1] Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.


        The following table displays total assets by business segment as of March 31, 2001 and December 31, 2000:

                                                  March 31,         December 31,
       Total Assets                                 2001               2000
                                                  ---------         -----------
       Signal Wireless Group                      $  26,026         $   22,388
       Microwave Components & Subsystems             19,328             18,070
       Power Management Products                     14,154             13,789
       RF Components & Subsystems                     7,656              7,494
       Corporate                                     26,277             40,652
                                                  ---------         ----------
            Total                                 $  93,441         $  102,393
                                                  =========         ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2001 and March 31, 2000.

The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:


                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                     2001           2000
                                                    ------         ------
Net sales                                           100.0%         100.0%
Cost of sales                                        68.1%          66.0%
                                                    ------         ------
     Gross profit                                    31.9%          34.0%

Selling, general and administrative expenses         25.4%          28.2%
Research and development expenses                     6.4%           2.0%
                                                    ------         ------
Operating income                                      0.1%           3.8%
Other expense                                          --            0.8%
Interest (income) expense                            (1.1%)          0.9%
                                                    ------         ------
Income before income taxes                            1.2%           2.1%
Provision for income taxes                            0.5%           0.9%
                                                    ------         ------
Net income                                            0.7%           1.2%
                                                    ======         ======

Net sales. Net sales increased 12.5% from $20.3 million during the first quarter of 2000 to $22.8 million during the similar period in 2001. The increase in sales is due to a $3.0 million increase in sales of the Signal Wireless Group partially offset by lower sales in Microwave Components and Subsystems and RF Components and Subsystems.

Gross profit. Gross profit increased 5.4% from $6.9 million for the first quarter of 2000 to $7.3 million during the similar period in 2001. The primary reason for the $.4 million increase was the additional sales volume of Signal Wireless Group. Gross profit as a percentage of net sales decreased from 34.0% during the first quarter of 2000 to 31.9% during the similar period in 2001. The decrease is due to a change in sales mix between and within our business segments. Gross profit for Signal Wireless Group as a percentage of sales increased from 21.5% during the first quarter of 2000 to 25.2% during the similar period in 2001. The primary reason for the increase was changes to contract mix. Gross profit as a percentage of sales for our defense and other products (Microwave Components and Subsystems, Power Management Products and RF Components and Subsystems) decreased from 36.3% during the first quarter of 2000 to 34.3% during the similar period in 2001. The primary reason for the decrease was a change in contract mix within Power Management Products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 1.3% from $5.7 million during the first quarter of 2000 to $5.8 million during the similar period in 2001.

Research and development expenses. Research and development expenses increased 247.1% from $.4 million during the first quarter of 2000 to $1.5 million during the similar period in 2001. The increase is primarily due to a $1.0 million increase in the research and development expense of Signal Wireless Group with most of the increase focused on upgrades and cost reduction initiatives for our broadband wireless products.

Other expense. Other expense was $159 thousand during the first quarter 2000 compared to zero during the similar period in 2001. Other expense of $159 thousand during the first quarter 2000 was the loss incurred during the first quarter of 2000 in connection with management of LogiMetrics' high-power amplifier business as a security interest for a loan. We purchased the LogiMetrics' high-power amplifier business in November 2000 and the business is included in our Power Management Products business segment during 2001.

Interest income, net. Interest income, net, increased $.5 million from $.2 million expense during the first quarter of 2000 to $.3 million income during the similar period in 2001. The increase in interest income is due to repayment of borrowings under our revolving credit facility during the third quarter 2000 reducing the amount borrowed to zero from $6.4 million borrowed at the end of the first quarter 2000. During the third quarter of 2000 we issued 2 million shares of common stock with net proceeds of $35.1 million. After repaying our revolving credit facility and supporting working capital requirements, the remaining funds are invested in cash equivalents and generated interest income of $.4 million during the first quarter 2001.

Provision for income taxes. The provision for income taxes during the first quarter of 2000 was $175 thousand compared to $114 thousand during the similar period in 2001. The effective income tax rate was 42.0% during the first quarter of 2000 compared to 40.0% during the similar period in 2001. The lower effective tax rate of 40% for the first quarter ended March 31, 2001 resulted primarily from the lesser effect of certain non-deductible expenses in 2001 versus 2000.

Business Segments

We have six operating divisions referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron and report our operations within four segments: Signal Wireless Group (commercial wireless products for the telecommunications industry from Arizona, California, Advanced Frequency Products and Olektron divisions), Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense markets).

The following tables display net sales and operating income by business segment for each of the quarters ending March 31:

                                                      2001           2000
                                                   ---------       ---------
       Net Sales
       Signal Wireless Group                       $   6,115       $   3,115
       Microwave Components and Subsystems             8,100           8,456
       Power Management Products                       6,104           6,072
       RF Components & Subsystems                      2,511           2,646
                                                   ---------       ---------
                                                   $  22,830       $  20,289

       Operating Income (loss) [1]
       Signal Wireless Group                       $  (1,678)      $    (850)
       Microwave Components & Subsystems                 651             651
       Power Management Products                         900           1,054
       RF Components & Subsystems                        151             (90)
                                                   ---------       ---------
                                                   $      24       $     765

       [1] Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group

Net sales. Net sales increased 96.3% from $3.1 million during the first quarter of 2000 to $6.1 million during the similar period in 2001. The increase is due to $2.9 million in increased sales from broadband wireless products at Advanced Frequency Products.

Operating loss. Operating loss increased 97.4% from $.9 million during the first quarter of 2000 to $1.7 million during the similar period in 2001. The increased operating loss is primarily due to a $1.0 million increase in spending on research and development primarily for broadband wireless products.

Microwave Components and Subsystems

Net sales. Net sales decreased 4.2% from $8.5 million during the first quarter of 2000 to $8.1 million during the similar period in 2001. The primary reason for the decrease was a $.3 million decrease in sales at our Systems operation due to lower switch matrix sales.

Operating Income. Operating income was $.7 million during the first quarter of 2000 and remained $.7 million during the similar period in 2001. Gross profit decreased by $.2 million due to the decreased sales and changes in contract mix offset by a $.2 million reduction in operating expenses.

Power Management Products

Net sales. Net sales were $6.1 million during the first quarter of 2000 and remained at $6.1 million during the similar period in 2001. During the first quarter of 2001 sales of engineering development programs increased as a percentage of total sales compared to the first quarter of 2000.

Operating income. Operating income decreased 14.6% from $1.1 million during the first quarter 2000 to $.9 million during the similar period in 2001. The decrease in operating income was due to a $.3 million decrease in gross profit primarily due to changes in contract and product mix.

RF Components and Subsystems

Net sales. Net sales decreased 5.1% from $2.6 million during the first quarter 2000 to $2.5 million during the similar period in 2001. The decrease was due to a reduction of sales across most product areas for which orders also declined.

Operating income. Operating income increased by $.3 million from an operating loss of $.1 million during the first quarter of 2000 to an operating profit of $.2 million during the similar period in 2001. The primary reason for the increase was a $.2 million reduction in operating expenses.

Liquidity and Capital Resources

At March 31, 2001 we had working capital of $45.9 million, including cash and cash equivalents of $16.7 million, as compared to working capital of $46.5 million including cash and cash equivalents of $31.0 million at December 31, 2000. Net cash flow used by operations was $12.5 million during the first quarter of 2001 compared to $5.3 million net cash flow used by operations during the first quarter of 2000. A $6.2 million cash deposit made with the Clerk, United States District Court by order of the United States District Court for the Northern District of California in association with our Eaton claim, a $3.8 million increase in inventory and $2.8 million in net payments of accrued expenses including income taxes and management incentive compensation were the primary reasons for the use of cash by operations during the first quarter of 2001. During the first quarter of 2000 the primary reasons for the use of cash by operations was a $2.7 million increase in inventory, a $2.5 million increase in accounts receivable and a $1.3 million payment associated with a shareholder lawsuit.

Net cash used by investing activities was $1.9 million during the first quarter of 2001 compared to $2.5 million during the first quarter of 2000. During the first quarter 2001 $1.9 million was used for additions to property, plant and equipment compared to $.5 million during the first quarter of 2000. The primary reason for the increase was equipment to support our commercial wireless business. During the first quarter of 2000 we loaned LogiMetrics $2.0 million for working capital and other purposes. As security for the loan we assumed management of LogiMetrics' high-power amplifier business along with an option to purchase the business.

Net cash provided by financing activities was $.1 million during the first quarter of 2001 compared to $7.0 million during the first quarter of 2000. During the first quarter 2001 net borrowings under our revolving credit facility were zero compared to net borrowings of $6.4 million during the first quarter of 2000.

We have amended our Revolving Credit Agreement (the "Revolver") as of February 27, 2001 and the amount available for borrowing is $20 million. The new agreement has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At March 31, 2001 we were in compliance with all financial covenants.

We continue to investigate acquisition opportunities in complementary businesses, product lines and markets. We believe that we have adequate cash, working capital and available financing to meet our operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

Cautionary Note

This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which we are involved, (ii) the impact of an amendment to our credit facility on its liquidity, (iii) our ability to meet its operating and capital requirement and to pursue acquisition opportunities, and (iv) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, our ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, our ability to finance operations on terms that are acceptable, our ability to attract and retain qualified personnel including our management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. Government), our ability to realize sufficient margins on sales of its products, the availability and timing of funding for our current products and the development of future products.

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

          None

Signatures

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SIGNAL TECHNOLOGY CORPORATION

                                  By:  /s/  Robert Nelsen
                                  ----------------------------------------------
                                             Robert Nelsen
                                             Chief Financial Officer and
                                             Principal Accounting Officer

                                             Date: May 11, 2001