Form 10-Q
period 2001-06-30
SIGNAL TECHNOLOGY CORP
filed 2001-08-14
CIK 901119

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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
(State Or Other Jurisdiction Of Incorporation            (I.R.S. Employer
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

            COMMON STOCK                    OUTSTANDING AT AUGUST 10, 2001
           $.01 PAR VALUE                         10,026,359 SHARES

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1   Financial Statements
              Condensed Consolidated Balance Sheets                           3
              Condensed Consolidated Statements of Operations                 4
              Condensed Consolidated Statements of Cash Flows                 5
              Notes to Condensed Consolidated Financial Statements            6

     Item 2   Management's Discussion and Analysis of Financial Condition    11
              and Results of Operations

     Item 3  Quantitative  and Qualitative Disclosures About Market Risk     18


PART II - OTHER INFORMATION

     Item 1  Legal Proceedings                                               19
     Item 6  Exhibits and Reports on Form 8-K                                19


SIGNATURE                                                                    19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)


                                                        June 30,    December 31,
                                                          2001         2000
                                                          ----         ----
Assets:
Cash and cash equivalents                               $ 12,324     $  31,024
Accounts receivable, net                                  17,740        19,417
Inventories                                               26,452        17,375
Deferred taxes                                             8,516         8,516
Other current assets                                         231           333
                                                        --------     ---------
         Total current assets                             65,263        76,665
                                                        --------     ---------
Property, plant and equipment, net                        18,638        17,214
Intangible assets, net                                     6,978         7,562
Other assets                                                 910           952
                                                        --------     ---------
         Total assets                                   $ 91,789     $ 102,393
                                                        ========     =========
Liabilities and stockholders' equity:
Accounts payable                                        $  7,360     $   7,402
Accrued expenses                                           9,602        19,119
Customer advances                                          1,430         1,733
Current maturities of long-term debt                         967           967
                                                        --------     ---------
         Total current liabilities                        19,359        29,221
                                                        --------     ---------
Deferred income taxes                                      1,134         1,134
Other long-term liabilities                                  949           994
Long-term debt, net of current maturities                  5,048         5,500

Stockholders' equity
Common stock                                                 101           100
Additional paid-in capital                                50,527        50,097
Retained earnings                                         15,642        16,318
                                                        --------     ---------
                                                          66,270        66,515
Less treasury stock                                         (971)         (971)
                                                        --------     ---------
         Total stockholders' equity                       65,299        65,544
                                                        --------     ---------
         Total liabilities and stockholders' equity     $ 91,789     $ 102,393
                                                        ========     =========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)


                                                             Quarter ended                      Six Months ended
                                                               June 30,                            June 30,
                                                        2001               2000             2001              2000
                                                        ----               ----             ----              ----
Net sales                                             $ 22,160           $23,062          $ 44,990           $43,351
Cost of sales                                           16,213            15,218            31,767            28,602
                                                      --------           -------          --------           -------
Gross profit                                             5,947             7,844            13,223            14,749

Selling, general and administrative expense              5,915             5,283            11,709            11,003
Research and development expense                         1,507               870             2,965             1,290
                                                      --------           -------          --------           -------
Operating income (loss)                                 (1,475)            1,691            (1,451)            2,456
Other expense                                               --               117                --               276
Interest expense (income), net                             (65)              327              (325)              517
                                                      --------           -------          --------           -------
Income (loss) before income taxes                       (1,410)            1,247            (1,126)            1,663
Provision (benefit) for income taxes                      (564)              529              (450)              704
                                                      --------           -------          --------           -------
Net income (loss)                                     $   (846)          $   718          $   (676)          $   959

Net income (loss) per share
     Basic                                            $  (0.08)          $  0.09          $  (0.07)          $  0.12
     Diluted                                          $  (0.08)          $  0.08          $  (0.07)          $  0.11

Shares used in calculating net income (loss)
 per share
     Basic                                               9,966             7,830             9,952             7,789
     Diluted                                             9,966             8,863             9,952             8,806

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                       Six Months Ended
                                                                           June 30,
                                                                   2001               2000
                                                                   ----               ----
Net cash used by operating activities                            $(15,536)          $ (6,010)
                                                                 --------           --------
Cash flows from investing activities:
       Additions to property, plant and equipment                  (3,182)            (1,381)
       Other assets                                                    42             (2,028)
       Proceeds from disposal of property, plant and
        equipment                                                      32                 --
                                                                 --------           --------
Net cash used by investing activities                              (3,108)            (3,409)
                                                                 --------           --------
Cash flows from financing activities:
       Proceeds from exercise of stock options                        111                661
       Proceeds from Employee Stock Purchase Plan                     285                183
       Borrowings on bank revolving credit facility                    --             13,000
       Payments on bank revolving credit facility                      --             (6,500)
       Payments of long-term debt                                    (452)              (165)
                                                                 --------           --------
Net cash provided (used) by financing activities                      (56)             7,179
                                                                 --------           --------
Net decrease in cash                                              (18,700)            (2,240)

Cash, beginning of period                                          31,024              3,571
                                                                 --------           --------
Cash, end of period                                              $ 12,324           $  1,331
                                                                 ========           ========
Supplemental Disclosure of Non-Cash Financing Activity:
Capital Lease - Equipment                                        $     --           $    323

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes To The Condensed Consolidated Financial Statements
                      (in thousands, except per share data)

1.     BASIS OF PRESENTATION
       The condensed consolidated financial statements of the Company as of June 30, 2001, and for the three and six months ended June 30, 2001 and 2000 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2000, included in our annual report on Form 10-K. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

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

       A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                          Quarter ended June 30,           Six Months ended June 30,
                                                           2001             2000             2001             2000
                                                           ----             ----             ----             ----
       Basic and Diluted EPS
                Net income                               $  (846)          $  718          $  (676)          $  959
                                                         =======           ======          =======           ======
       Basic EPS
                Common shares outstanding                  9,966            7,830            9,952            7,789
                                                         -------           ------          -------           ------
                Basic earnings (loss) per share          $ (0.08)          $ 0.09          $ (0.07)          $ 0.12
                                                         =======           ======          =======           ======
       Diluted EPS
                Basic EPS                                  9,966            7,830            9,952            7,789

                Effect of Dilutive Securities -
                  Common Stock Options                        --            1,033               --            1,017
                                                         -------           ------          -------           ------
                                                           9,966            8,863            9,952            8,806
       Diluted EPS
                Diluted earnings (loss) per share        $ (0.08)          $ 0.08          $ (0.07)          $ 0.11
                                                         =======           ======          =======           ======

For the three and six months ended June 30, 2001 the number of potential dilutive shares was 675 and 690, respectively and such shares have not been included in above calculations as the effect would be anti-dilutive.

3.     COMPREHENSIVE INCOME (LOSS)
       There were no differences between net income and comprehensive income for the quarters ended June 30, 2001 and 2000.

4.     Details of certain balance sheet accounts are as follows:

                                              June 30, 2001    December 31, 2000
                                              -------------    -----------------
      Net inventories:
      Raw materials                             $  9,802           $  6,079
      Work in progress                            18,344             14,485
      Finished goods                                 311                266
                                                --------           --------
                                                  28,457             20,830
      Less: unliquidated progress payments        (2,005)            (3,455)
                                                --------           --------
                                                $ 26,452           $ 17,375
                                                ========           ========
      Property, plant and equipment:
      Land                                      $    992           $    992
      Building and improvements                   10,597             10,528
      Machinery and equipment                     33,727             30,954
      Furniture and fixtures                       4,420              4,173
                                                --------           --------
                                                  49,736             46,647
      Less: accumulated depreciation             (31,098)           (29,433)
                                                --------           --------
      Net property, plant and equipment         $ 18,638           $ 17,214
                                                ========           ========

5.     INCOME TAXES
       In the quarter and six months ended June 30, 2001, we recorded a benefit for income taxes of $564 and $450 respectively. In the quarter and six months ended June 30, 2000, we recorded a provision for income taxes of $529 and $704 respectively. The provisions are at statutory rates after adjustments for non-deductible expenses which consist principally of goodwill resulting from certain of our acquisitions.

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

       We have recorded liabilities of $1,492 calculated on the discounted cash flow method using an 8% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash payments for Weymouth environmental contamination are expected to be $577 in 2001, $90 per year for 2002-2004 and $1,355 in total for 2005 and beyond.

       Sunnyvale (Eaton) Indemnification Claim:
       Eaton Corporation filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,229, related to environmental liabilities assumed by Signal when it purchased Eaton's Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton's motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6,969 and clarified that we are responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000 we recorded liabilities of $9,000 for anticipated costs including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $6,969 were made during the first six months of 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. At June 30, 2001 recorded liabilities have been reduced by the cash deposits and are $2,031. On April 26, 2001, the U.S. District Court denied our motion to reopen the amended judgment and to amend our answer and counterclaim. We intend to appeal the amended judgment.

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

    The following tables display net sales and operating income by business segment for the quarter and six months ended June 30, 2001 and 2000:

                                                      Quarter ended                        Six Months ended
                                                         June 30,                             June 30,
    Net Sales                                    2001               2000               2001               2000
    ---------                                    ----               ----               ----               ----
    Signal Wireless Group                      $  2,837           $  3,301           $  8,952           $  6,416
    Microwave Components & Subsystems             8,642             10,095             16,742             18,551
    Power Management Products                     7,616              7,522             13,720             13,594
    RF Components & Subsystems                    3,065              2,144              5,576              4,790
                                               --------           --------           --------           --------
                                               $ 22,160           $ 23,062           $ 44,990           $ 43,351
    Operating Income (loss)(1)
    -------------------------
    Signal Wireless Group                      $ (2,627)          $   (727)          $ (4,305)          $ (1,577)
    Microwave Components & Subsystems               887              1,003              1,538              1,654
    Power Management Products                       250              1,579              1,150              2,633
    RF Components & Subsystems                       15               (164)               166               (254)
                                               --------           --------           --------           --------
                                               $ (1,475)          $  1,691           $ (1,451)          $  2,456

(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.


    The following table displays total assets by business segment as of June 30, 2001 and December 31, 2000:

                                                June 30,         December 31,
      Total Assets                                2001              2000
      ------------                                ----              ----
      Signal Wireless Group                      $27,854          $ 22,388
      Microwave Components & Subsystems           20,116            18,070
      Power Management Products                   14,291            13,789
      RF Components & Subsystems                   7,541             7,494
      Corporate                                   21,987            40,652
                                                 -------          --------
           Total                                 $91,789          $102,393
                                                 =======          ========

8.     SUBSEQUENT EVENTS
       On August 3, 2001, we entered into technology and manufacturing agreements with Northrop Grumman Corporation and Vitesse Semiconductor Corporation. The agreements include a 10 year license to use Northrop Grumman's GaAs heterojunction bipolar transistor (HBT) and pseudomorphic high electron mobility transistor (PHEMT) semiconductor technologies to produce advanced monolithic microwave integrative circuits (MMICs) and radio frequency integrated circuits (RFICs) for the mobile communications market. Northrop Grumman will receive approximately 1 million shares of Signal Technology's common stock over time in return for the technology license agreement. At contract signing Northrop Grumman received approximately 300,000 shares of stock with the remaining shares to be issued based on achievement of certain milestones expected to be completed during the next 18 months.

       The manufacturing agreement with Vitesse will provide Signal Technology with a high-volume supply of GaAs wafers with Northrop Grumman's GaAs technologies and Signal's MMIC and RFIC designs through the year 2010. Vitesse will receive $3.0 million in cash and a warrant for 500,000 shares of Signal common stock in return for the supply agreement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The global weakness in wireless telecom infrastructure spending and the uncertainty in the U.S. wireless competitive local exchange carrier (CLEC) markets have caused some of our wireless customers to put a hold on shipments that were scheduled to occur in the second quarter 2001 and delayed new orders. The near-term outlook for our point-to-point wireless transport products remains uncertain. We are meeting with customers and are evaluating this downturn in our wireless products business segment and its effect on results from operations going forward.

Results of Operations for the Three Months Ended June 30, 2001 and June 30,
2000.

The following table sets forth the percentage of net sales of certain items in our condensed consolidated financial statements for the periods indicated:


                                                        Three Months Ended
                                                             June 30,
                                                      -----------------------
                                                       2001             2000
                                                       ----             ----
Net sales                                             100.0%           100.0%
Cost of sales                                          73.2%            66.0%
                                                      -----            -----
Gross profit                                           26.8%            34.0%

Selling, general and administrative expenses           26.7%            22.9%
Research and development expenses                       6.8%             3.8%
                                                      -----            -----
Operating income (loss)                                (6.7%)            7.3%
Other expense                                            --              0.5%
Interest (income) expense                              (0.3%)            1.4%
                                                      -----            -----
Income (loss) before income taxes                      (6.4)%            5.4%
Provision (benefit) for income taxes                   (2.6)%            2.3%
                                                      -----            -----
Net income (loss)                                      (3.8)%            3.1%
                                                      -----            -----

Net sales. Net sales decreased 3.9% from $23.1 million during the second quarter of 2000 to $22.2 million during the similar period in 2001. The decrease in sales is due to a $1.5 million decrease in Microwave Components and Subsystems and a $.5 million decrease in Signal

\Wireless Group partially offset by a $.9 million increase in sales of RF Components and Subsystems.

Gross profit. Gross profit decreased 24.2% from $7.8 million for the second quarter of 2000 to $5.9 million during the similar period in 2001. The decrease in sales resulted in approximately a $.3 million decrease in gross profit for the second quarter of 2001. Gross profit as a percentage of sales decreased from 34.0% during the second quarter of 2000 to 26.8% during the similar period in 2001. The primary reason for the reduction in gross profit as a percentage of sales was due to changes in contract mix within our business segments. The most significant change in gross profit as a percentage of sales occurred in the Signal Wireless group where gross profit decreased from 25.1% in the second quarter of 2000 to (0.4%) during the similar period in 2001. Gross profit as a percentage of sales also decreased in our Power Management Products business segment from 39.0% for the second quarter of 2000 to 22.6% during the similar period in 2001.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 12.0% from $5.3 million during the second quarter of 2000 to $5.9 million during the similar period in 2001. The increase was primarily due to a $.4 million increase in legal fees and a $.3 million increase in selling expenses.

Research and development expenses. Research and development expenses increased 73.2% from $.9 million during the second quarter of 2000 to $1.5 million during the similar period in 2001. The increase is due to a $.9 million increase in the research and development expense of Signal Wireless Group.

Other expense. Other expense was $117 thousand during the second quarter 2000 compared to zero during the similar period in 2001. Other expense of $117 thousand during the second quarter of 2000 was the loss incurred during the second quarter of 2000 in connection with management of LogiMetrics' high-power amplifier business as a security interest for a loan. We purchased the LogiMetrics' high-power amplifier business in November 2000 and the business is included in our Power Management Products business segment during 2001.

Interest income, net. Interest income, net, increased $.4 million from $.3 million expense during the second quarter of 2000 to $.1 million income during the similar period in 2001. The increase in interest income is due to repayment of borrowings under our revolving credit facility reducing the amount borrowed from $9.5 million at June 30, 2000 to zero at June 30, 2001. During the third quarter of 2000 we issued 2 million shares of common stock with net proceeds of $35.1 million. After repaying our revolving credit facility and supporting working capital requirements, the remaining funds were invested in cash equivalents and generated interest income of $.2 million during the second quarter of 2001.

Income taxes. The provision for income taxes during the second quarter of 2000 was $.5 million compared to a benefit for income taxes of $.6 million during the similar period in 2001. The effective income tax rate was 42.0% during the second quarter of 2000. During the second quarter 2001 we recorded an income tax benefit at an effective income tax rate of 40%.

Business Segments
We have six operating divisions referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron and report our operations within four segments: Signal Wireless Group (commercial wireless products for the telecommunications industry from Arizona, California, Advanced Frequency Products and Olektron divisions); Microwave

Components and Subsystems (products from Arizona, California and Systems that primarily serve defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense markets).

The following tables display net sales and operating income by business segment for each of the quarters ending June 30:

                                                     2001               2000
                                                     ----               ----
      Net Sales
      ---------
      Signal Wireless Group                        $  2,837           $  3,301
      Microwave Components and Subsystems             8,642             10,095
      Power Management Products                       7,616              7,522
      RF Components & Subsystems                      3,065              2,144
                                                   --------           --------
                                                   $ 22,160           $ 23,062
      Operating Income (loss)[1]
      --------------------------
      Signal Wireless Group                        $ (2,627)          $   (727)
      Microwave Components & Subsystems                 887              1,003
      Power Management Products                         250              1,579
      RF Components & Subsystems                         15               (164)
                                                   --------           --------
                                                   $ (1,475)          $  1,691

[1] Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.


Signal Wireless Group
Net sales. Net sales decreased 14.1% from $3.3 million during the second quarter of 2000 to $2.8 million during the similar period in 2001. The decrease is due to a decrease in demand for our wireless products during the second quarter of 2001.

Operating loss. Operating loss increased 261.3% from $.7 million during the second quarter of 2000 to $2.6 million during the similar period in 2001. The increased operating loss is primarily due to a $.8 million decrease in gross profit and a $.9 million increase in research and development expense. The decrease in gross profit is attributable to changes in contract mix and losses incurred on product development on certain contracts. The $.9 million increase in research and development expenses is primarily due to new product development for the multipoint customer premise equipment which will be in production during the second half of 2001.

Microwave Components and Subsystems
Net sales. Net sales decreased 14.4% from $10.1 million during the second quarter of 2000 to $8.6 million during the similar period in 2001. The primary reason for the decrease was a $1.0 million decrease in sales at our Systems Operation due to lower switch matrix sales and delays in new product development.

Operating Income. Operating income decreased 11.6% from $ 1.0 million during the second quarter of 2000 to $.9 million during the similar period in 2001. The decrease is primarily due to a $.4 million reduction in gross profit due to the decreased sales partially offset by a $.3 million reduction in operating expenses.

Power Management Products
Net sales. Net sales increased 1.2% from $7.5 million during the second quarter of 2000 to $7.6 million during the similar period in 2001. During the second quarter of 2001 engineering development and shipment of production prototype units increased as a percentage of total sales compared to the second quarter of 2000.

Operating income. Operating income decreased 84.2% from $1.6 million during the second quarter of 2000 to $.3 million during the similar period in 2001. The decrease was primarily due to a $1.2 million decrease in gross profit due to changes in contract and product mix described above.

RF Components and Subsystems
Net sales. Net sales increased 43.0% from $2.1 million during the second quarter of 2000 to $3.1 million during the similar period in 2001. The increase was primarily due to increased sales of passive RF components.

Operating income (loss). Operating income (loss) increased by $.2 million from an operating loss of $.2 million during the second quarter of 2000 to $15 thousand operating income during the similar period in 2001. The primary reason for the increase was a $.5 million increase in gross profit attributable to both increased sales and a more profitable contract mix partially offset by a $.3 million increase in operating expenses.

Results of Operations for the Six Months Ended June 30, 2001 and 2000.

The following table sets forth the percentage of net sales of certain items in our condensed consolidated financial statements for the periods indicated.

                                                         Six Months Ended
                                                             June 30,
                                                     ----------------------
                                                      2001            2000
                                                      ----            ----
Net sales                                            100.0%           100.0%
Cost of sales                                         70.6%            66.0%
                                                     -----            -----
Gross profit                                          29.4 %           34.0%

Selling, general and administrative expense           26.0 %           25.4%
Research and development expense                       6.6 %            3.0%
                                                     -----            -----
Operating income (loss)                               (3.2)%            5.6%
Other expense                                          0.0 %            0.6%
Interest expense (income), net                        (0.7)%            1.2%
                                                     -----            -----
Income (loss) before income taxes                     (2.5)%            3.8%
Provision (benefit) for income taxes                  (1.0)%            1.6%
                                                     -----            -----
Net income (loss)                                     (1.5)%            2.2%

Net Sales. Net sales increased 3.8% from $43.4 million during the first six months of 2000 to $45.0 million during the similar period in 2001. The primary reason for the increase was the $2.5 million increase in sales from Signal Wireless Group partially offset by a reduction of switch matrix sales in the Microwave Components and Subsystems business segment.

Gross Profit. Gross profit decreased 10.3% from $14.7 million during the first six months of 2000 to $13.2 million during the similar period in 2001. Gross profit as a percentage of sales decreased from 34.0% during the first six months of 2000 to 29.4% during the similar period in

2001. The primary reason for the reduction in gross profit as a percentage of sales was due to changes in contract mix within our business segments. The most significant change in gross profit as a percentage of sales occurred in the Power Management Products business segment where gross profit decreased from 39.4% during the first six months of 2000 to 28.0% during the similar period in 2001. Gross profit as a percentage of sales also decreased in our Signal Wireless Group from 23.4% for the first six months of 2000 to 17.1% during the similar period in 2001.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 6.4% from $11.0 million during the first six months of 2000 to $11.7 million during the similar period in 2001. The increase is primarily due to a $.7 million increase in selling expenses.

Research and development expenses. Research and development expenses increased 129.8% from $1.3 million during the first six months of 2000 to $3.0 million during the similar period in 2001. The increase is due to a $1.9 million increase in the research and development expense of Signal Wireless group.

Other expense. Other expense was $276 thousand during the first six months of 2000 compared to zero during the similar period in 2001. Other expense of $276 thousand during the first six months of 2000 was the loss incurred during the first six months of 2000 in connection with management of LogiMetrics' high-power amplifier business as a security interest for a loan. We purchased the LogiMetrics' high-power amplifier business in November 2000 and the business is included in our Power Management Products business segment during 2001.

Interest income, net. Interest income, net increased $.8 million from $.5 million expense during the first six months of 2000 to $.3 million income during the similar period in 2001. The increase in interest income is due to repayment of borrowings under our revolving credit facility reducing the amount borrowed from $9.5 million at June 30, 2000 to zero at June 30, 2001. During the third quarter of 2000 we issued 2 million shares of common stock with net proceeds of $35.1 million. After repaying our revolving credit facility and supporting working capital requirements, the remaining funds were invested in cash equivalents and generated $.6 million in interest income during the first six months of 2001.

Income taxes. The provision for income taxes during the first six months of 2000 was $.7 million compared to a benefit for income tax of $.5 million during the similar period in 2001. The effective income tax rate was 42% during the first six months of 2000. During the first six months of 2001 we recorded an income tax benefit at an effective income tax rate of 40%.

Business Segments
The following tables display net sales and operating income by business segment for the six months ending June 30:

Net Sales                                      2001               2000
---------                                      ----               ----
Signal Wireless Group                        $  8,952           $  6,416
Microwave Components and Subsystems            16,742             18,551
Power Management Products                      13,720             13,594
RF Components & Subsystems                      5,576              4,790
                                             --------           --------
                                             $ 44,990           $ 43,351
Operating Income (loss) (1)
-----------------------
Signal Wireless Group                        $ (4,305)          $ (1,577)
Microwave Components & Subsystems               1,538              1,654
Power Management Products                       1,150              2,633
RF Components & Subsystems                        166               (254)
                                             --------           --------
                                             $ (1,451)          $  2,456

(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group
Net Sales. Net sales of Signal Wireless Group increased 39.5% from $6.4 million for the first six months of 2000 to $9.0 million for the similar period in 2001. The increase is due to increased sales of broadband wireless products during the first three months of 2001. Demand for these products has decreased during the second quarter of 2001.

Operating loss. Operating loss increased 173.0% from $1.6 million during the first six months of 2000 to $4.3 million during the similar period in 2001. The increase is primarily due to a $1.9 million increase in research and development expense and a $.9 million increase in selling, general and administrative expenses.

Microwave Components and Subsystems
Net Sales. Net sales of Microwave Components and Subsystems decreased 9.8% from $18.6 million for the first six months of 2000 to $16.7 million during the similar period in 2001. The decrease is primarily due to a $1.3 million decrease in sales at our Systems operation due to lower switch matrix sales and delays in new product development.

Operating income. Operating income decreased 7.0% from $1.7 million during the first six months of 2000 to $1.5 million during the similar period in 2001. The decrease is primarily due to a $.6 million decrease in gross profit due to the decreased sales partially offset by a $.5 million reduction in operating expenses.

Power Management Products
Net Sales. Net sales of Power Management Products increased 0.9% from $13.6 million for the first six months of 2000 to $13.7 million during the similar period in 2001. During the first six months of 2001 engineering development and shipment of production prototype units increased as a percentage of total sales compared to the first six months of 2000.

Operating income. Operating income decreased 56.3% from $2.6 million during the first six months of 2000 to $1.2 million during the similar period in 2001. The decrease was primarily due to a $1.5 million decrease in gross profit due to changes in contract and product mix described above.

RF Components and Subsystems
Net sales. Net sales increased 16.4% from $4.8 million during the first six months of 2000 to $5.6 million during the similar period in 2001. The increase was primarily due to increased sales of passive RF components during the second quarter of 2001.

Operating income (loss). Operating income (loss) increased by $.4 million from an operating loss of $.3 million during the first six months of 2000 to $.2 million in operating income during the similar period in 2001. The increase is primarily due to a $.6 million increase in gross profit attributable to both increased sales and a more profitable contract mix.

Liquidity and Capital Resources
At June 30, 2001 we had working capital of $45.0 million, including cash and cash equivalents of $12.3 million, as compared to working capital of $46.5 million including cash and cash equivalents of $31.0 million at December 31, 2000. Net cash flow used by operations was $15.5 million during the first six months of 2001 compared to $6.0 million net cash flow used by operations during the first six months of 2000. A $6.9 million cash deposit made with the Clerk, United States District Court by order of the United States District Court for the Northern District of California in association with our Eaton claim, a $9.1 million increase in inventory and $2.6 million in net payments of accrued expenses including income taxes and management incentive compensation were the primary reasons for the use of cash by operations during the first six months of 2001. During the first six months of 2000 the primary reasons for the use of cash by operations was a $6.3 million increase in inventory, a $2.2 million increase in accounts receivable and a $1.3 million payment associated with a shareholder lawsuit.

Net cash used by investing activities was $3.1 million during the first six months of 2001 compared to $3.4 million during the first six months of 2000. During the first six months of 2001 $3.2 million was used for additions to property, plant and equipment compared to $1.4 during the first six months of 2000. The primary reason for the increase was equipment to support our commercial wireless business. During the first six months of 2000 we loaned LogiMetrics $2.0 million for working capital and other purposes. As security for the loan we assumed management of LogiMetrics' high-power amplifier business along with an option to purchase the business. We purchased the LogiMetrics' high-power amplifier business in November 2000.

Net cash used by financing activities was $.1 million during the first six months of 2001 compared to $7.2 million provided during the first six months of 2000. During the first six months 2001 net borrowings under our revolving credit facility were zero compared to net borrowings of $6.5 million during the first six months of 2000.

We amended our Revolving Credit Agreement (the "Revolver") as of February 27, 2001 and the amount available for borrowing is $20 million. The new agreement has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum Earnings before Income Taxes, Depreciation and Amortization (EBITDA). At June 30, 2001 we were not in compliance with the minimum EBITDA and have received a waiver for such non-compliance for the quarter ended June 30, 2001.

We continue to investigate acquisition opportunities in complementary businesses, product lines and markets. We believe that we have adequate cash, working capital and available financing to meet our operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other intangible Assets" effective January 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing the impact of this new statement on our combined financial position and results of operations and have not yet determined the impact of adoption.

Cautionary Note
This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which we are involved, (ii) the impact of our credit facility on our liquidity, (iii) our ability to meet operating and capital requirements and to pursue acquisition opportunities, and
(iv) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, our ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, our ability to finance operations on terms that are acceptable, our ability to attract and retain qualified personnel including our management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. Government), our ability to realize sufficient margins on sales of its products, the availability and timing of funding for our current products and the development of future products.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           On August 14, 2001, the Company made the following filing on Form 8-K.

           Signal Technology Corporation Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2001 related to certain technology and manufacturing agreements with Northrop Grumman Corporation and Vitesse Semiconductor Corporation.


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

                                           Date: August 14, 2001