Form 10-Q
period 2001-09-30
SIGNAL TECHNOLOGY CORP
filed 2001-11-14
CIK 901119

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

COMMON STOCK $.01 PAR VALUE                     OUTSTANDING AT NOVEMBER 12, 2001
                                                10,036,026 SHARES

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

     Item 1 Financial Statements
            Condensed Consolidated Balance Sheets                             3
            Condensed Consolidated Statements of Operations                   4
            Condensed Consolidated Statements of Cash Flows                   5
            Notes to Condensed Consolidated Financial Statements              6

     Item 2 Management's Discussion and Analysis of Financial Condition      11
            and Results of Operations

     Item 3 Quantitative and Qualitative Disclosures About Market Risk       19



PART II - OTHER INFORMATION

     Item 1 Legal Proceedings                                                19
     Item 6 Exhibits and Reports on Form 8-K                                 19



SIGNATURE                                                                    19

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In thousands)

                                                            September 30,        December 31,
                                                                2001                  2000
                                                            -----------          -----------
Assets:
Cash and cash equivalents                                    $    8,541         $     31,024
Accounts receivable, net                                         14,727               19,417
Refundable income taxes                                           3,810                    -
Inventories                                                      21,495               17,375
Deferred taxes                                                    1,134                8,516
Other current assets                                                452                  333
                                                            -----------          -----------
            Total current assets                                 50,159               76,665
                                                            -----------          -----------
Property, plant and equipment, net                               17,972               17,214
Intangible assets, net                                           16,251                7,562
Other assets                                                      2,294                  952
                                                            -----------          -----------
            Total assets                                    $    86,676          $   102,393
                                                            ===========          ===========
Liabilities and stockholders' equity:
Accounts payable                                            $     4,801          $     7,402
Accrued expenses                                                 15,266               19,119
Customer advances                                                 2,780                1,733
Current maturities of long-term debt                                865                  967
                                                            -----------          -----------
            Total current liabilities                            23,712               29,221
                                                            -----------          -----------
Deferred income taxes                                             1,134                1,134
Other long-term liabilities                                       5,240                  994
Long-term debt, net of current maturities                         4,932                5,500

Stockholders' equity
Common stock                                                        102                  100
Additional paid-in capital                                       53,011               50,097
Retained earnings                                                  (484)              16,318
                                                            -----------          -----------
                                                                 52,629               66,515
Less treasury stock                                                (971)                (971)
                                                            -----------          -----------
            Total stockholders' equity                           51,658               65,544
                                                            -----------          -----------
            Total liabilities and stockholders' equity      $    86,676          $   102,393
                                                            ===========          ===========



   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                     (In thousands except per share amounts)




                                                                   Quarter ended                    Nine Months ended
                                                                    September 30,                     September 30,
                                                                2001            2000             2001             2000
                                                              --------        -------          --------        --------
Net sales                                                     $ 20,477        $ 27,165         $ 65,467        $ 70,516
Cost of sales                                                   23,401          19,279           55,168          47,881
                                                              --------        --------         --------        --------
Gross profit (loss)                                             (2,924)          7,886           10,299          22,635

Selling, general and administrative expense                      6,159           5,403           17,868          16,406
Research and development expense                                 2,070           1,474            5,035           2,764
                                                              --------        --------         --------        --------
Operating income (loss)                                        (11,153)          1,009          (12,604)          3,465

Other expense (income)                                              --             (74)              --             202
Interest expense (income), net                                      (1)            113             (326)            630
                                                              --------        --------         --------        --------
Income (loss) before income taxes                              (11,152)            970          (12,278)          2,633
Provision for income taxes                                       4,974             415            4,524           1,119
                                                              --------        --------         --------        --------
Net income (loss)                                             $(16,126)       $    555         $(16,802)       $  1,514
                                                              ========        ========         ========        ========

Net income (loss) per share
     Basic                                                    $  (1.61)       $   0.06         $  (1.68)       $   0.18
     Diluted                                                  $  (1.61)       $   0.06         $  (1.68)       $   0.16

Shares used in calculating net income (loss) per share
     Basic                                                      10,024           8,615            9,981           8,184
     Diluted                                                    10,024           9,578            9,981           9,201


   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  2001                   2000
                                                                               ---------              ---------
Net cash used by operating activities                                          $(17,842)              $ (6,369)
                                                                               --------               ---------
Cash flows from investing activities:
         Additions to property, plant and equipment                              (3,441)                (2,232)
         Other assets                                                            (1,342)                    (3)
         Proceeds from disposal of property, plant and equipment                     37                     --
                                                                               --------               ---------
Net cash used by investing activities                                            (4,746)                (2,235)
                                                                               --------               ---------
Cash flows from financing activities:

         Proceeds from issuance of common stock                                      --                 35,068
         Proceeds from exercise of stock options                                    200                    670
         Proceeds from Employee Stock Purchase Plan                                 642                    413
         Borrowings on bank revolving credit facility                                --                 14,500
         Payments on bank revolving credit facility                                  --                (17,500)
         Payments of long-term debt                                                (737)                  (389)
                                                                               --------               ---------
Net cash provided by financing activities                                           105                 32,762
                                                                               --------               ---------
Net increase (decrease)  in cash                                                (22,483)                24,158

Cash, beginning of period                                                        31,024                  3,571
                                                                               --------               ---------
Cash, end of period                                                            $  8,541               $ 27,729
                                                                               ========               ========

Supplemental Disclosure of Non-Cash Financing Activity:
Capital Lease - Equipment                                                      $     --               $    915
Issuance of common stock to Northrop Grumman Corporation                          7,827                     --
Issuance of warrant for common stock to Vitesse Semiconductor Corporation         2,047                     --
                                                                               --------               ---------
         Total                                                                 $  9,874               $    915
                                                                               --------               ---------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Notes To The Condensed Consolidated Financial Statements
                      (in thousands, except per share data)

1.   BASIS OF PRESENTATION
     The condensed consolidated financial statements of the Company as of September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2000, included in our annual report on Form 10-K. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

     Our fiscal quarter consists of a thirteen week period ending on the Saturday closest to September 30. For ease of presentation, interim periods are designated to have ended on September 30.

2.   EARNINGS PER SHARE
     We present basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and for all periods using the treasury stock method.

     A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                                  Quarter ended           Nine Months ended
                                                 September 30,             September 30,
                                              2001           2000       2001         2000
                                              ----           ----       ----          ----
Basic and Diluted EPS
      Net income                           $(16,126)     $    555    $(16,802)     $  1,514
                                           --------      --------    --------      --------
Basic EPS
      Common shares outstanding              10,024         8,615       9,981         8,184
                                           --------      --------    --------      --------
      Basic earnings per share             $  (1.61)     $   0.06    $  (1.68)     $   0.18
                                           --------      --------    --------      --------
Diluted EPS
      Basic  EPS                             10,024         8,615       9,981         8,184

      Effect of Dilutive Securities -
      Common Stock Options                       --           963          --         1,017
                                           --------      --------    --------      --------
Diluted EPS shares outstanding               10,024         9,578       9,981         9,201

      Diluted earnings per share           $  (1.61)     $   0.06    $  (1.68)     $   0.16
                                           ========      ========    ========      ========

For the three and nine months ended September 30, 2001 the number of dilutive shares was 650 and 677, respectively and such shares have not been included in above calculations as the effect would be anti-dilutive.

3.   COMPREHENSIVE INCOME (LOSS)
     There were no differences between net income (loss) and comprehensive income (loss) for the quarters ended September 30, 2001 and September 30, 2000.

4.   Details of certain balance sheet accounts are as follows:

                                            September 30, 2001     December 31, 2000
                                            ------------------     -----------------
Net inventories:
Raw materials                                     $  5,329            $  6,079
Work in progress                                    17,399              14,485
Finished goods                                         347                 266
                                                  --------            --------
                                                    23,075              20,830
Less: unliquidated progress payments                (1,580)             (3,455)
                                                  --------            --------
                                                  $ 21,495            $ 17,375
                                                  ========            ========
Property, plant and equipment:
Land                                              $    992            $    992
Building and improvements                           10,632              10,528
Machinery and equipment                             33,688              30,954
Furniture and fixtures                               4,526               4,173
                                                  --------            --------
                                                    49,838              46,647
Less: accumulated depreciation                     (31,866)            (29,433)
                                                  --------            --------
Net property, plant and equipment                 $ 17,972            $ 17,214
                                                  ========            ========

5.   INCOME TAXES
     In the quarter and nine months ended September 30, 2001, we recorded an expense for income taxes of $4,974 and $4,524 respectively. The income tax expense reflects a benefit of $2,408 for amounts that are refundable and a valuation allowance of $7,382 recorded during the quarter to reserve for our deferred tax assets because, due to our losses, it is more likely than not that the deferred tax assets may not be realized. In the quarter and nine months ended September 30, 2000, we recorded a provision for income taxes of $415 and $1,119 respectively. The provisions are at statutory rates after adjustments for non-deductible expenses which consist principally of goodwill resulting from certain of our acquisitions.

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

     We have recorded liabilities of $1,457 calculated on the discounted cash flow method using an 8% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash payments for Weymouth environmental contamination are expected to be $577 in 2001, including $114 paid during the first nine months of 2001, $90 per year for 2002-2004 and $1,355 in total for 2005 and beyond.

     Sunnyvale (Eaton) Indemnification Claim:
     Eaton Corporation filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,229, related to environmental liabilities assumed by Signal when it purchased Eaton's Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton's motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6,969 and clarified that we are responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000 we recorded liabilities of $9,000 for anticipated costs including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $6,969 were made during the first nine months of 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. At September 30, 2001 recorded liabilities have been reduced by the cash deposits described above and are $2,031. On April 26, 2001, the U.S. District Court denied our motion to reopen the amended judgment and to amend our answer and counterclaim. We appealed the amended judgment on May 24, 2001.

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

     On October 11, 2001, the staff of the Securities and Exchange Commission advised the Company that the staff had made a preliminary determination to recommend to the Commission the initiation of a cease-and-desist proceeding against the Company under Section 21C of the Securities Exchange Act of 1934. In the proceeding, the Commission would allege that in connection with periodic filings with the Commission for the period year-end 1996 through the first quarter of 1998, the Company had violated Sections 13(a) and 13(b)(2)(A) & (B) of the Exchange Act and related rules. Subsequently, the Company has advised the staff of its interest in negotiating toward a resolution of this matter. The Company does not expect the outcome of this matter to have a material adverse impact on its financial position or results of operations.

     Several former officers, directors, and employees of the Company have informed the Company that the staff of the Commission has advised them that the staff had made a preliminary determination to recommend enforcement proceedings against them and as a result they are seeking indemnification and defense costs. The Company has advised these individuals that it will consider such demands at the conclusion of any proceedings. At this time the Company cannot estimate the potential impact on its results of operations.

     T-3 Contract:
     We are currently committed to a long term contract at our Keltec division (the T-3 contract) for amplifiers for Raytheon. The current contract value is $764. If Raytheon exercises all of its options within this contract, the total value could be in excess of $19,000. Based on an assessment by management in 1998, if all options are exercised at current estimated costs and prices, our loss could total up to $4,000. In 1999 we negotiated new prices and specifications for the same amplifiers under a new contract and we believe prices are at Keltec's manufacturing cost. We believe that other future orders and options for T-3 amplifiers will be under new contractual arrangements as the options are no longer valid due to Raytheon's decision to secure a second source for the T-3 amplifiers.

7.   SEGMENT INFORMATION
     We have six operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The divisions; referred to as Arizona, California, Systems, Advanced Frequency Products, Keltec and Olektron report their operations within four segments: Signal Wireless Group (Advanced Frequency Products and products from Arizona, California and Olektron that are produced for the world-wide wireless telecommunication markets. Microwave Components and Subsystems (products from Arizona, California and Systems that primarily serve the defense and space markets), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers. In reporting business segment operating income corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

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

     The following tables display net sales and operating income by business segment for the quarter and nine months ended September 30, 2001 and 2000:

                                               Quarter ended              Nine Months ended
                                                September 30,               September 30,
                                            2001             2000        2001            2000
                                          ---------        --------    --------        --------
Net Sales
---------
Signal Wireless Group                     $  1,563         $  6,125    $ 10,515        $ 12,541
Microwave Components & Subsystems            8,595           11,336      25,337          29,887
Power Management Products                    6,547            7,252      20,267          20,846
RF Components & Subsystems                   3,772            2,452       9,348           7,242
                                          --------         --------    --------        --------
                                          $ 20,477         $ 27,165    $ 65,467        $ 70,516
Operating Income (loss) (1)
---------------------------
Signal Wireless Group                     $(13,447)        $ (1,438)   $(17,752)       $ (3,015)
Microwave Components & Subsystems              709            1,916       2,247           3,570
Power Management Products                      770              693       1,920           3,326
RF Components & Subsystems                     815             (162)        981            (416)
                                          --------         --------    --------        --------
                                          $(11,153)        $  1,009    $(12,604)       $  3,465

(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

  The following table displays total assets by business segment as of September 30, 2001 and December 31, 2000:

                                             September 30,     December 31,
                                                 2001             2000
                                               --------         --------
Total Assets
------------
Signal Wireless Group                          $ 33,994         $ 22,388
Microwave Components & Subsystems                16,197           18,070
Power Management Products                        13,690           13,789
RF Components & Subsystems                        8,079            7,494
Corporate                                        14,716           40,652
                                               --------         --------
     Total                                     $ 86,676         $102,393
                                               ========         ========




8.   INTANGIBLE ASSETS
     On August 3, 2001, we entered into technology and manufacturing agreements with Northrop Grumman Corporation and Vitesse Semiconductor Corporation. The agreements include a 10 year license to use Northrop Grumman's GaAs heterojunction bipolar transistor (HBT) and pseudomorphic high electron mobility transistor (PHEMT) semiconductor technologies to produce advanced monolithic microwave integrative circuits (MMICs) and radio frequency integrated circuits (RFICs) for the mobile communications market. Northrop Grumman will receive approximately 1 million shares of Signal Technology's common stock over time in return for the technology license agreement. At contract signing Northrop Grumman is entitled to approximately 300,000 shares of stock with the remaining shares to be earned during the next
     18 months. The value of the 1 million shares has been recorded as an intangible asset of $7,827 and will be amortized on a straight-line basis over the estimated useful life of five years. The first 300,000 shares are recorded at a fixed fair value of $2,794 based on our stock price as of August 3, 2001. The remaining 700 thousand shares have been marked to our stock price as of September 30, 2001, and will be marked to market at our stock price, each reporting period until issued.

     The manufacturing agreement with Vitesse will provide Signal Technology with a high-volume supply of GaAs wafers with Northrop Grumman's GaAs technologies and Signal's MMIC and RFIC designs through the year 2010. Vitesse will receive $3.0 million in cash and a warrant for 500,000 shares of Signal common stock in return for the supply agreement. An intangible asset was recorded for the fair value of the warrant in the amount of $2,047 and will be amortized on a straight-line basis over the estimated useful life of five years.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The global weakness in wireless telecom infrastructure spending and the uncertainty in the U.S. wireless competitive local exchange carrier (CLEC) markets have caused many of our wireless customers to put a hold on shipments and delay new orders. The near-term outlook for our point-to-point wireless transport products and point-to-multipoint customer premise equipment remains uncertain. During the third quarter of 2001 Signal Wireless Group increased inventory reserves for raw materials and work-in-process inventory resulting in a $9.1 million charge to earnings. The charge results from the erosion of our commercial wireless backlog and uncertainties as to when telecom infrastructure spending will recover.

Results of Operations for the Three Months Ended September 30, 2001 and September 30, 2000.

The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

                                                              Three Months Ended
                                                                 September 30,
                                                         -----------------------------
                                                           2001                 2000
                                                         ---------             -------
Net sales                                                 100.0%               100.0%
Cost of sales                                             114.3%                71.0%
                                                         ---------             -------
Gross profit (loss)                                       (14.3)%               29.0%


Selling, general and administrative expenses               30.1%                19.9%
Research and development expenses                          10.1%                 5.4%
                                                         ---------             -------
Operating income (loss)                                   (54.5)%                3.7%
Other expense (income)                                       --                 (0.3)%
Interest  expense                                            --                  0.4%
                                                         ---------             -------
Income (loss) before income taxes                         (54.5)%                3.6%
Provision for income taxes                                 24.3%                 1.5%
                                                         ---------             -------
Net income (loss)                                         (78.8)%                2.1%
                                                         =========             =======

Net sales. Net sales decreased 24.6% from $27.2 million during the third quarter of 2000 to $20.5 million during the similar period in 2001. The decrease in sales is due to a $4.6 million decrease in Signal Wireless Group and a $2.7 million decrease in Microwave Components and Subsystems.

Gross profit. Gross profit decreased 137.1% from $7.9 million for the third quarter of 2000 to a loss of $2.9 million during the similar period in 2001. The primary reason for the decrease in gross profit is due to a decrease in Signal Wireless Group gross profit of $10.3 million. During the third quarter of 2001 Signal Wireless Group increased inventory reserves for raw materials and work-in-process inventory resulting in a $9.1 million charge and is the primary reason for the $10.3 million decrease in Signal Wireless Group gross profit. The charge results from the erosion of our commercial wireless backlog and uncertainties as to when the market will recover. The decrease in gross profit associated with the $6.7 million decrease in sales was approximately

$1.9 million. Gross profit before the inventory charge as a percentage of sales was 30.0% for the third quarter 2001 compared to 29.0% during the similar period in 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 14.0% from $5.4 million during the third quarter of 2000 to $6.2 million during the similar period in 2001. The increase is primarily due to $.6 million in fees paid in connection with our initiative to enter the wireless appliance market and the associated technology and manufacturing agreements with Vitesse Semiconductor Corporation and Northrop Grumman Corporation.

Research and development expenses. Research and development expenses increased 40.4% from $1.5 million during the third quarter of 2000 to $2.1 million during the similar period in 2001. The increase is due to a $.8 million increase in the research and development expense of Signal Wireless Group. Included in the $.8 million increase is $.4 million associated with our new initiative to enter the wireless appliance market including the amortization of intangible assets associated with technology and manufacturing agreements with Vitesse Semiconductor Corporation and Northrop Grumman Corporation.

Other income. Other income was $74 thousand during the third quarter 2000 compared to zero during the similar period in 2001. Other income of $74 thousand during the third quarter of 2000 was in connection with management of LogiMetrics' high-power amplifier business as a security interest for a loan. We purchased the LogiMetrics' high-power amplifier business in November 2000 and the business is included in our Power Management Products business segment during 2001.

Interest income, net. Interest income, net, increased $.1 million from $113 thousand expense during the third quarter of 2000 to $1 thousand income during the similar period in 2001. The increase in interest income is due to repayment of borrowings under our revolving credit facility.

Provision for income taxes. The provision for income taxes during the third quarter of 2000 was $.4 million compared to $5.0 million during the similar period in 2001. The effective income tax rate was 42.5% during the third quarter of 2000. The provision recorded during the third quarter 2001 reflects the recording of a full valuation allowance because due to our losses it is more likely than not that the deferred tax assets may not be realized, the expense was net of a benefit expected for refundable amounts.

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

The following tables display net sales and operating income by business segment for each of the quarters ending September 30:

                                                   2001                   2000
                                                 --------               --------
Net Sales
---------
Signal Wireless Group                            $  1,563               $  6,125
Microwave Components and Subsystems                 8,595                 11,336
Power Management Products                           6,547                  7,252
RF Components & Subsystems                          3,772                  2,452
                                                 --------               --------
                                                 $ 20,477               $ 27,165

Operating Income (loss) [1]
---------------------------
Signal Wireless Group                            $(13,447)              $ (1,438)
Microwave Components & Subsystems                     709                  1,916
Power Management Products                             770                    693
RF Components & Subsystems                            815                   (162)
                                                 --------               --------
                                                 $(11,153)              $  1,009


     [1] Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group
Net sales. Net sales decreased 74.5% from $6.1 million during the third quarter of 2000 to $1.6 million during the similar period in 2001. The decrease is due to a decrease in demand for wireless products during the third quarter of 2001. The decrease in demand is due to global weakness in wireless telecom infrastructure spending and the uncertainty in U.S. wireless competitive local exchange carrier (CLEC) markets.

Operating loss. Operating loss increased 835.1% from $1.4 million during the third quarter of 2000 to $13.5 million during the similar period in 2001. The increased operating loss is primarily due to a $9.1 million charge to increase inventory reserves for raw materials and work-in-process inventory. The charge results from the erosion of our commercial wireless backlog and uncertainties as to when the wireless telecom infrastructure market will recover. The operating loss before the inventory charge decreased by $3.0 million and is attributable to decreased gross profit of $1.3 million due to decreased sales and changes in contract mix, increased spending on research and development of $.8 million primarily due to our initiatives in the wireless appliance market including $.3 million in amortization of intangible assets associated with the Vitesse Semiconductor and Northrop Grumman technology and manufacturing agreements and an increase in operating expenses of $.8 million primarily due to fees and other expenses associated with our initiatives in the wireless appliance market.

Microwave Components and Subsystems
Net sales. Net sales decreased 24.2% from $11.3 million during the third quarter of 2000 to $8.6 million during the similar period in 2001. The primary reason for the decrease was a $1.8 million decrease in sales at our Systems Operation due to lower switch matrix sales and delays in new product development delaying shipments and new orders.

Operating Income. Operating income decreased 63.0% from $1.9 million during the third quarter of 2000 to $.7 million during the similar period in 2001. The decrease is due to a $1.1 million reduction in gross profit due to the decreased sales and a $.6 million decrease in gross profit due to changes in contract mix partially offset by a $.5 million reduction in operating expenses.

Power Management Products
Net sales. Net sales decreased 9.7% from $7.3 million during the third quarter of 2000 to $6.5 million during the similar period in 2001. The primary reason for the decreased sales is lower shipments of certain high voltage power supplies.

Operating income. Operating income increased 11.1% from $.7 million during the third quarter of 2000 to $.8 million during the similar period in 2001. The increase was primarily due to a $.3 million increase in gross profit due to changes in contract and product mix being shipped offset by a $.2 million decrease in gross profit due to decreased sales.

RF Components and Subsystems
Net sales. Net sales increased 53.8% from $2.5 million during the third quarter of 2000 to $3.8 million during the similar period in 2001. The increase was primarily due to increased sales of passive RF components.

Operating income. Operating income increased by 603.1% from an operating loss of $.2 million during the third quarter of 2000 to $.8 million in operating income during the similar period in 2001. The primary reason for the increase was a $1.2 million increase in gross profit attributable to both increased sales and a more profitable contract mix partially offset by a $.2 million increase in operating expenses.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated.

                                                            Nine Months Ended
                                                               September 30,
                                                        ----------------------------
                                                          2001                 2000
                                                        --------             -------
Net sales                                                100.0%               100.0%
Cost of sales                                             84.3%                67.9%
                                                        --------             -------
Gross profit                                              15.7%                32.1%

Selling, general and administrative expense               27.3%                23.3%
Research and development expense                           7.7%                 3.9%
                                                        --------             -------
Operating income (loss)                                  (19.3)%                4.9%
Other expense                                               --                  0.3%
Interest expense (income), net                            (0.5)%                0.9%
                                                        --------             -------
Income (loss) before income taxes                        (18.8)%                3.7%
Provision for income taxes                                 6.9%                 1.6%
                                                        --------             -------
Net income (loss)                                        (25.7)%                2.1%
                                                        ========             =======

Net Sales. Net sales decreased 7.2% from $70.5 million during the first nine months of 2000 to $65.5 million during the similar period in 2001. The primary reasons for the decrease was a $4.6 million decrease in sales from Microwave Components and Subsystems and a $2.0 million decrease in sales at Signal Wireless Group partially offset by a $2.1 million increase in sales from RF Components and Subsystems.

Gross Profit. Gross profit decreased 54.5% from $22.6 million during the first nine months of 2000 to $10.3 million during the similar period in 2001. The primary reason for the decrease in gross profit is due to a decrease in Signal Wireless Group gross profit of $10.3 million. During the third quarter of 2001 Signal Wireless Group increased inventory reserves for raw materials and work-in-process inventory resulting in a $9.1 million charge and is the primary reason for the

$10.3 million decrease in Signal Wireless Group gross profit. The charge results from the erosion of our commercial wireless backlog and uncertainties as to when the market will recover. The decrease in gross profit associated with the $5.0 million decrease in sales was approximately $1.5 million. Gross profit before the inventory charge as a percentage of sales was 29.6% for the first nine months of 2001 compared to 32.1% during the similar period in 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.9% from $16.4 million during the first nine months of 2000 to $17.9 million during the similar period in 2001. The increase is primarily due to a $.9 million increase in selling expenses and $.6 million in fees paid in connection with our initiative to enter the wireless appliance market and the associated technology and manufacturing agreements with Vitesse Semiconductor Corporation and Northrop Grumman Corporation.

Research and development expenses. Research and development expenses increased 82.2% from $2.8 million during the first nine months of 2000 to $5.0 million during the similar period in 2001. The increase is due to a $2.6 million increase in the research and development expense of Signal Wireless group. Included in the $2.6 million increase is $.4 million associated with our new initiative to enter the wireless appliance market including the amortization of intangible assets associated with technology and manufacturing agreements with Vitesse Semiconductor Corporation and Northrop Grumman Corporation.

Other expense. Other expense was $202 thousand during the first nine months of 2000 compared to zero during the similar period in 2001. Other expense of $202 thousand during the first nine months of 2000 was the loss incurred during the first nine months of 2000 in connection with management of LogiMetrics' high-power amplifier business as a security interest for a loan. We purchased the LogiMetrics' high-power amplifier business in November 2000 and the business is included in our Power Management Products business segment during 2001.

Interest income, net. Interest income, net increased $.9 million from $.6 million expense during the first nine months of 2000 to $.3 million income during the similar period in 2001. The increase in interest income is due to repayment of borrowings under our revolving credit facility. During the third quarter of 2000 we issued 2 million shares of common stock with net proceeds of $35.1 million. After repaying our revolving credit facility and supporting working capital requirements, the remaining funds were invested in cash equivalents and generated $.6 million in interest income during the first nine months of 2001. At September 30, 2001 we have approximately $8.5 million in cash equivalents.

Provision for income taxes. The provision for income taxes during the first nine months of 2000 was $1.1 million compared to $4.5 million during the similar period in 2001. The effective income tax rate was 42.5% during the first nine months of 2000. The provision recorded during the first nine months of 2001 reflects the recording of a full valuation allowance because due to our losses it is more likely than not that the deferred tax assets may not be realized, the expense was net of a benefit expected for refundable amounts.

Business Segments
The following tables display net sales and operating income by business segment for the nine months ending September 30:

                                                   2001                   2000
                                                 --------               --------
Net Sales
---------
Signal Wireless Group                            $ 10,515               $ 12,541
Microwave Components and Subsystems                25,337                 29,887
Power Management Products                          20,267                 20,846
RF Components & Subsystems                          9,348                  7,242
                                                 --------               --------
                                                 $ 65,467               $ 70,516

Operating Income (loss) (1)
---------------------------
Signal Wireless Group                            $(17,752)              $ (3,015)
Microwave Components & Subsystems                   2,247                  3,570
Power Management Products                           1,920                  3,326
RF Components & Subsystems                            981                   (416)
                                                 --------               --------
                                                 $(12,604)              $  3,465

(1) Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group
Net Sales. Net sales of Signal Wireless Group decreased 16.2% from $12.5 million for the first nine months of 2000 to $10.5 million for the similar period in 2001. The decrease is due to a decrease in demand for our wireless products. The decrease in demand is due to global weakness in wireless telecom infrastructure spending and the uncertainty in U.S. wireless competitive local exchange carrier
(CLEC) markets.

Operating loss. Operating loss increased 488.8% from $3.0 million during the first nine months of 2000 to $17.8 million during the similar period in 2001. The increased operating loss is primarily due to a $9.1 million charge to increase inventory reserves for raw materials and work-in-process inventory. The charge results from the erosion of our commercial wireless backlog and uncertainties as to when the wireless telecom infrastructure market will recover. The operating loss before the inventory charge increased by $5.7 million and is attributable to decreased gross profit of $1.2 million due to decreased sales and changes in contract mix, increased spending on research and development of $2.6 million which includes our initiatives in the wireless appliance market including $.3 million in amortization of intangible assets associated with the Vitesse Semiconductor and Northrop Grumman technology and manufacturing agreements and an increase in operating expenses of $2.1 million of which $.6 million is due to fees and other expenses associated with our initiatives in the wireless appliance market.

Microwave Components and Subsystems
Net Sales. Net sales of Microwave Components and Subsystems decreased 15.2% from $29.9 million for the first nine months of 2000 to $25.3 million during the similar period in 2001. The decrease is primarily due to a $3.1 million decrease in sales at our Systems operation due to lower switch matrix sales and delays in new product development delaying shipments and new orders.

Operating income. Operating income decreased 37.1% from $3.6 million during the first nine months of 2000 to $2.2 million during the similar period in 2001. The decrease is due to a $1.7 million reduction in gross profit due to the decreased sales and a $.6 million decrease in gross profit due to changes in contract mix partially offset by a $.9 million reduction in operating expenses.

Power Management Products
Net Sales. Net sales of Power Management Products decreased 2.8% from $20.8 million for the first nine months of 2000 to $20.3 million during the similar period in 2001. The primary reason for the decreased sales is lower shipments of certain high voltage power supplies.

Operating income. Operating income decreased 42.3% from $3.3 million during the first nine months of 2000 to $1.9 million during the similar period in 2001. The decrease was primarily due to a $1.5 million decrease in gross profit due to changes in contract and product mix shipped.

RF Components and Subsystems
Net sales. Net sales increased 29.1% from $7.2 million during the first nine months of 2000 to $9.3 million during the similar period in 2001. The increase was primarily due to increased sales of passive RF components.

Operating income. Operating income increased by 335.8% from an operating loss of $.4 million during the first nine months of 2000 to $1.0 million in operating income during the similar period in 2001. The increase is primarily due to a $1.8 million increase in gross profit attributable to both increased sales and a more profitable contract mix partially offset by a $.4 million increase in operating expenses.

Liquidity and Capital Resources
At September 30, 2001 we had working capital of $26.4 million, including cash and cash equivalents of $8.5 million, as compared to working capital of $47.4 million including cash and cash equivalents of $31.0 million at December 31, 2000. Net cash flow used by operations was $17.8 million during the first nine months of 2001 compared to $6.4 million net cash flow used by operations during the first nine months of 2000. A pretax loss of $12.3 million, a $6.9 million cash deposit made with the Clerk, United States District Court by order of the United States District Court for the Northern District of California in association with our Eaton claim and a $4.1 million increase in inventory offset by a $4.7 million decrease in accounts receivable were the primary reasons for the use of cash by operations during the first nine months of 2001. During the first nine months of 2000 the primary reasons for the use of cash by operations was a $6.3 million increase in inventory, a $6.1 million increase in accounts receivable and a $1.3 million payment associated with the settlement of a shareholder lawsuit.

Net cash used by investing activities was $4.7 million during the first nine months of 2001 compared to $2.2 million during the first nine months of 2000. During the first nine months of 2001 $3.4 million was used for additions to property, plant and equipment compared to $2.2 million during the first nine months of 2000. The primary reason for the increase was equipment to support our commercial wireless business. In August 2001 a $1.5 million payment was made to Vitesse Semiconductor Corporation as partial consideration for a technology and manufacturing agreement associated with our initiatives in the wireless appliance market.

Net cash provided by financing activities was $.1 million during the first nine months of 2001 compared to $32.8 million provided during the first nine months of 2000. During the first nine months of 2001 net borrowings under our revolving credit facility were zero. During the first nine months of 2000, we repaid borrowings under our revolving credit facility of $3.0 million reducing to zero the amount borrowed under the facility. Net proceeds from the issuance of 2 million shares of common stock were $35 million in the third quarter of 2000.

We amended our Revolving Credit Agreement (the "Revolver") as of February 27, 2001 and the amount available for borrowing is $20 million. The new agreement has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At September

30, 2001 we were not in compliance with the financial covenants and have received a waiver for the quarter ended September 30, 2001. We are in the process of working with the bank to modify our Revolver and expect a new agreement in place during the fourth quarter of 2001.

We continue to investigate acquisition opportunities in complementary businesses, product lines and markets. We believe that we have adequate cash, working capital and available financing to meet our operating and capital requirements in the foreseeable future and to pursue acquisition opportunities.

Accounting Pronouncements
In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002 and will therefore be adopted by the Company, as required in fiscal year 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing the impact of this new statement on our combined financial position and results of operations and have not yet determined the impact of adoption.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will therefore be adopted by the Company, as required in fiscal year 2002. The impact of SFAS No. 144 on the Company's financial statements has not yet been determined.

Cautionary Note
This Form 10-Q may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which we are involved, (ii) the availability of our credit facility and our liquidity, (iii) our ability to meet operating and capital requirements and to pursue acquisition opportunities, and
(iv) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, our ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, our ability to finance operations on terms that are acceptable, our ability to attract and retain qualified personnel including our management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. Government), our ability to realize sufficient margins on sales of its products, the availability and timing of funding for our current products and the development of future products.

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

                          SIGNAL TECHNOLOGY CORPORATION

                          By:  /s/  Robert Nelsen
                          ------------------------------------------------------
                                     Robert Nelsen
                                     Chief Financial Officer and
                                     Principal Accounting Officer

                                     Date: November 14, 2001