Form 10-K405
period 2001-12-31
SIGNAL TECHNOLOGY CORP
filed 2002-03-28
CIK 901119

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                              --------------------

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ______ TO __________

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

                     Common Stock, par value $0.01 per share
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 15, 2002, the aggregate fair value of the Registrant's Common Stock held by non-affiliates was $56,914,371. On March 15, 2002, there were 10,390,967 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant's Annual Meeting of Shareholders to be held on May 14, 2002. Certain exhibits are incorporated by reference from the Registrant's Registration Statement on Form S-1, as amended (File No. 33-61124) and Form 8-K dated November 24, 1993.

                  Signal Technology Corporation and Subsidiary

                       INDEX TO ANNUAL REPORT ON FORM 10-K

PART I                                                                                              3


ITEM 1.  BUSINESS                                                                                   3
ITEM 2.  PROPERTIES                                                                                 9
ITEM 3.  LEGAL PROCEEDINGS                                                                          9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       11


PART II                                                                                            12

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                     12
ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA                                                      12
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS     13
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                22
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               23
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE      44


PART III                                                                                           45

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                       45
ITEM 11.  EXECUTIVE COMPENSATION                                                                   45
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                           45
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                           45


PART IV                                                                                            45

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                           45

                                     PART I


ITEM 1.         BUSINESS


GENERAL

We design, manufacture, and market power management products and sophisticated electronic radio frequency, or RF, components and subsystems. Our products are used in defense applications, certain space applications, broadband wireless equipment, and mobile wireless equipment. Our defense electronics experience includes over 20 years of proven expertise providing state-of-the-art RF components and power management systems to the United States government, defense and aerospace prime contractors, and international customers. Our products are often integrated into complex electronic systems and subsystems that require precision control, management and generation of radio, microwave and millimeter-wave frequencies and electrical currents. Our current product lines and markets they serve are summarized below:

         - Microwave components and subsystems for defense, space and communications applications are largely produced in our Arizona and California operations. Our high-quality, reliable microwave components and subsystems are used to send, receive and redirect data, voice and video transmissions at extremely high frequencies and include state-of-the-art oscillators, amplifiers, and advanced integrated assemblies. We have earned positions on a significant number of major United States and foreign defense platforms and systems, satellite and aerospace programs.

         - Power management, conditioning and control products are designed and manufactured at our Keltec operation. We have produced a wide variety of power management components to meet the specialized needs of our customers in the defense and aerospace industries. We have become a valuable partner for organizations seeking cost-effective customized power management components, due to our unique combination of manufacturing process, technological innovation and rugged design.

         - Our Olektron operation designs and manufactures passive and active RF components, as well as state-of-the-art crystal oscillators and filters, and switch matrices. We produce active RF in both standard and customized designs for handling a variety of signal processing functions, including attenuators, discriminators, logarithmic amplifiers, modulators and switches.

         - Our commercial electronics products and experience include the design and manufacture of microwave and millimeter wave products and subsystems that are primarily used in digital radio applications for the fixed wireless backhaul (transmission) and access markets, and mobile infrastructure (particularly cellular base stations). Last year we launched an initiative to provide highly integrated RF module products for mobile appliances such as cell phones, wireless PDAs, and computers.

Our defense electronics technology, manufacturing skill and focus on quality have allowed us to expand into the commercial wireless market and to bundle complex RF microelectronic requirements with defense and wireless product solutions. These components and subsystems are used for applications such as radar, communications, and smart weapons and contain technology to receive, transmit, and process wireless data signals. This technology is directly applicable to commercial wireless products as well as providing commercial-off-the-shelf (COTS) solutions for defense applications. Our current lines of business are as follows:


         - Defense: We continue to be a leading supplier of sophisticated, state-of-the-art electronic components and systems for missile guidance, airborne and ground based radars, electronic countermeasures (ECM), and electronic intelligence (ELINT). We supply products on key missile programs such as the AMRAAM, Tomahawk, Sparrow, Standard Missile (SM), BAT and PAC3/Patriot missile system. Key programs in ECM include the ALQ-99, ALQ-131, ALQ-135, ALQ-156, ALQ-165 (ASPJ), ALQ-172, ALQ-184, ALQ-211 (SIRFC), IDECM, APR-48A (RFIS), APR-39,

                  ALR-66/67 and Salamander. Radar programs include ARINE, GRIFO and a number of active electronically scanned array (AESA) programs.

         -        Space: We provide products for spacecraft and launch vehicles.
                  Principal space applications include satellite communications, intelligence, surveillance and sensing. We design, develop and manufacture frequency components such as isolators, circulators, oscillators and power components. Our products are used in satellite-based communication systems such as Milstar II, Beam Link, Globalstar, Tempo, GPS (Global Positioning System), SBIRS (Space Based Infrared Sensor), Hessi (High Energy Solar Spectroscopic Imager), N.E.A.R. (Near Earth Asteroid Rendezvous), and others.

         - Telecommunications: We are currently supplying the worldwide telecommunication industry with a selection of communication products. Our communication products cover a diverse range of applications such as cellular phone backhaul systems, fixed wireless local loop (WLL), terrestrial and space based satellite communications (SATCOM)/(VSAT), point-to-multipoint wireless networks, and local/wide area networks.

STRUCTURE AND ORGANIZATION

Our desire to streamline operations and our reaction to the global weakness in wireless telecommunication infrastructure spending has led to a reduction in our operating divisions from six to four as we closed fiscal year 2001. Both Advanced Frequency Products (AFP) and Systems (formerly in Webster, MA) have been consolidated into Olektron which is located in Beverly, MA. We have begun transferring and will eventually move all of our fixed wireless products in Arizona and California to Olektron as well.

As we begin 2002 we have four operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions; referred to as Arizona, California, Keltec and Olektron report their operations within four segments: Signal Wireless Group (established in January 2000 and includes products that are produced for the world-wide wireless telecommunication markets), Microwave Components and Subsystems (products from Arizona, California and the former Systems division that primarily serve the defense market), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers.

PRODUCTS AND CUSTOMERS

We currently offer a wide range of products to serve the defense electronics and commercial wireless markets. We categorize these products as follows:

Defense and Other Products

                  PRODUCTS                                   DESCRIPTION                                 APPLICATION
--------------------------------------------- ------------------------------------------- ------------------------------------------
RF, microwave and millimeter wave             Frequency and power determinate             Perform the elementary functions such as
components including oscillators,             components that are the basic building      isolation, amplification, switching,
amplifiers, switches, filters, mixers,        blocks for RF and microwave modules and     filtering, signal detection and
doublers, discriminators, detectors,          assemblies.                                 frequency and power steering and
isolators, circulators, power dividers and                                                conversion in military multi-function
combiners                                                                                 assemblies.

--------------------------------------------- ------------------------------------------- ------------------------------------------
Frequency Synthesizers and Converters         Assemblies and their integrated RF,         Perform the critical frequency steering,
                                              microwave and millimeter wave components,   determination and conversion functions
                                              with associated electronic control          used in military Multi-Function
                                              circuits that perform frequency and power   Assemblies, or MFAs, and subsystems.
                                              determinate functions, conversion,
                                              steering and control.
--------------------------------------------- ------------------------------------------- ------------------------------------------
MFAs and Microwave Integrated Assemblies,     Combine the function of RF, microwave and   When integrated with other MFAs/MIAs,
or MIAs                                       millimeter wave components and in most      form the subsystems for military
                                              cases frequency synthesizers or             electronic applications.  Applications
                                              oscillator assemblies and converters with   include Electronic Warfare, or EW,
                                              associated control electronics to perform   Radar, ELINT, COMINT, IFF, missile and
                                              a high level of frequency determinate       communications systems.
                                              conversion and control, power steering
                                              and management functions.

                  PRODUCTS                                   DESCRIPTION                                 APPLICATION
--------------------------------------------- ------------------------------------------- ------------------------------------------
Power Supplies and DC/DC, AC/DC, DC/AC        Perform the electronic voltage and          Provides power to electronic devices,
Power Converters                              direct/alternating current and power        assemblies, subassemblies, subsystems
                                              steering, conversion, amplification,        and systems.  All military airborne,
                                              filtering and control function required     ground-based, space-based, and
                                              to power all electronics.                   sea-based, defense electronics require
                                                                                          these assemblies to operate.
--------------------------------------------- ------------------------------------------- ------------------------------------------
TWTA, Traveling Wave Tube Amplifiers          Integrated power supply electronics and     Many military airborne, ground-based,
                                              microwave power amplifiers.  They perform   space-based and sea-based, defense
                                              the electronic voltage and                  electronics require these types of
                                              direct/alternating current and power        assemblies.
                                              steering, conversion, amplification,
                                              filtering and control function driving
                                              power amplifiers.  These assemblies
                                              provide the output power for transmitters.
--------------------------------------------- ------------------------------------------- ------------------------------------------
Transmitters                                  Integrated power supply electronics,        Military airborne, ground-based,
                                              TWTAs, power amplifiers, MFAs and RF and    space-based and sea-based, defense
                                              microwave components.  They perform the     electronics require use of these
                                              function of transmitting the frequency      assemblies.
                                              and power for systems.
--------------------------------------------- ------------------------------------------- ------------------------------------------
IF/HF/UHF Matrix Switches and Filters         Integrated signal switching components      When integrated with other MFAs/MIAs,
                                              and assemblies, coupled with associated     form the subsystems of electronic
                                              control and management electronics.  They   subsystems and systems.  Applications
                                              perform RF, IF, HF, UHF and microwave       include Secure Communications, COMINT,
                                              multi-path signal frequency steering and    EW, Radar, and ELINT systems.
                                              filtering.
--------------------------------------------- ------------------------------------------- ------------------------------------------


Commercial Wireless Products

                  Products                                   Description                                 Application
--------------------------------------------- ------------------------------------------- ------------------------------------------
Signal Components                             Basic building blocks for RF modules.       Perform elementary amplification single
                                                                                          RF functions such as isolation,
                                                                                          amplification, detection and conversion.
--------------------------------------------- ------------------------------------------- ------------------------------------------
IF & RF Modules                               Building blocks for radio subsystems.       Provide basic RF functions in broadband
                                              They include low noise amplifiers, power    wireless systems and are often used to
                                              amplifiers, frequency converters and        rapidly develop product prototypes.
                                              frequency multipliers.

--------------------------------------------- ------------------------------------------- ------------------------------------------
Oscillators & Synthesizers                    Heart of all radio architectures as they    Provide highly stable, tunable, low
                                              generate the prime RF frequency.            noise RF reference signals enabling the
                                                                                          receive and transmit functions.
--------------------------------------------- ------------------------------------------- ------------------------------------------
Integrated Transceivers                       Combine the IF and RF receive and           Transmit and receive data in a variety
                                              transmit modules of a radio system into     of broadband wireless applications
                                              one package.
--------------------------------------------- ------------------------------------------- ------------------------------------------
Outdoor Units, or ODUs                        Provide complete radio functionality in a   Used in nearly all types of broadband
                                              single, environmentally sealed package.     wireless systems as a complete RF
                                              They include a transceiver module and       subsystem in point to point and
                                              associated electronics and control          multipoint applications.
                                              section.  ODUs transmit and receive RF
                                              signals containing digital data to and
                                              from one or more other outdoor units.
--------------------------------------------- ------------------------------------------- ------------------------------------------
Power Combiner/Switches                       Combine the output power from separate      Deployed in mobile wireless base
                                              highly linear transmitters to obtain the    stations in cellular and PCS
                                              necessary transmit power.                   telecommunication networks.
--------------------------------------------- ------------------------------------------- ------------------------------------------

CUSTOMERS

We offer our defense electronics equipment to major United States defense prime contractors for integration into larger systems. Some of our customers for defense electronics equipment include the following:

          -         Boeing                      -         Northrop Grumman
          -         British Aerospace           -         Raytheon
          -         Harris                      -         TRW
          -         Lockheed Martin

We sell our commercial wireless communications products primarily to OEMs, that in turn integrate our products into wireless infrastructure equipment solutions sold to network service providers. In addition, we also sell certain niche products directly to network service providers. Some of our customers for commercial wireless subsystems include the following:


          -         Ceragon                     -         Microwave Networks
          -         DMC Stratex Networks        -         Siemens
          -         Ericsson                    -         Spectrian

Our principal defense customers are prime contractors and military agencies of the United States government and certain foreign countries. With the exception of Raytheon, which accounted for 14%, 17%, and 18% of our net sales in 2001, 2000, and 1999, respectively, we believe that the loss of any single customer would not have a material adverse effect on our sales.

The following table displays net sales by business segment for years ending December 31:

(amounts in thousands)                                       2001            2000                1999
                                                       ---------------   ------------        ------------
Signal Wireless Group                                  $       12,297    $     19,489        $      3,541
Microwave Components and Subsystems                            37,214          40,827              41,845
Power Management Products                                      28,463          27,930              25,403
RF Components and Subsystems                                   12,577          10,241              11,660
                                                       ---------------   ------------        ------------
Total                                                  $       90,551    $     98,487        $     82,449
                                                       ===============   ============        ============

For selected financial data by business segment see ("Segment Information") Note 17 to the consolidated financial statements.

The following table displays information concerning net sales of our products to categories of customers and geographic markets. The sales information includes direct sales to the customer or market and indirect sales to prime contractors selling to the customer or market.

                                                      Years Ended December 31,
                         ---------------------------------------------------------------------------------
                                  2001                          2000                           1999
                         -------------------           --------------------           --------------------
(dollars in thousands)      $             %               $              %               $              %
                         -------         ---           -------          ---           -------          ---
U.S. Government
   Military              $50,776          56%          $53,386           54%          $54,830           66%
   Non-Military            1,499           2               843            1             3,063            4
U.S. Commercial           14,605          16            17,681           18             7,422            9
International
   Military               15,786          17            18,217           19            14,924           18
   Commercial              7,885           9             8,360            8             2,210            3
                         -------         ---           -------          ---           -------          ---
Total                    $90,551         100%          $98,487          100%          $82,449          100%
                         -------         ---           -------          ---           -------          ---

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

PRODUCT ENGINEERING AND MANUFACTURING

We believe that a principal core competency is the quality of our product design, engineering, manufacturing and testing capabilities. These capabilities enable us to design and engineer products that meet or exceed our customers' demanding specifications for performance and reliability and to manufacture the products at competitive prices.

Since our founding in 1982, we have been manufacturing products for the defense industry. As a supplier to the defense industry, we are subject to its rigorous specifications. We adhere closely to the principles of total quality management and we are ISO-9001 certified.

We practice what we consider to be proprietary methods for the high volume design, production and testing of wireless subsystems and outdoor units. Our concurrent processes and automated component assembly and test enable us to achieve high volume, high quality production while providing competitive solutions for our customers. We maintain engineering product design and related support systems at each of our operating facilities. In addition, as part of our lean enterprise initiative, we have formed an alliance with an assembly and test operation in Asia that has adopted the concepts we value in manufacturing. This operation is capable of executing the entire manufacturing process through assembly and test for the complex subsystem assemblies required for our wireless products. As a result, we are able to rapidly respond to fluctuations in the demand forecast from our customers and have demonstrated high volume manufacturing with high yields and product quality.

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

RESEARCH AND DEVELOPMENT

Continuing investments in research and development are critical to our ongoing product evolution and market position. We place strong emphasis on R&D that improves our existing products and technologies. We also place strong emphasis on R&D for new wireless product offerings that focus on the high growth segments of the commercial wireless market and military product offerings that we believe show the greatest production potential for the next few years. We work closely with our customers to determine the key product attributes and performance specifications that are demanded by the marketplace. We perform R&D activities in all of our operations with each location focused to capitalize on its engineering talents and technology portfolios. A key R&D strategy is to form alliances with companies which possess key technologies to sustain and refresh our product portfolio. A portion of our R&D budget will be devoted to the development of new technology in order to further position us as a technology leader in the commercial wireless market and selected defense opportunities. We also retain certain rights from customer-sponsored development work. The amounts of company-funded and customer-sponsored development work performed in each of the last three years are as follows:

                                                Years Ended December 31,
                                       -----------------------------------------
(dollars in thousands)                   2001            2000              1999
                                       -------          -------          -------
Company-funded                         $ 7,498          $ 4,266          $ 1,786
Customer-sponsored (funded)              3,883            3,731            1,607
                                       -------          -------          -------
Total                                  $11,381          $ 7,997          $ 3,393
                                       =======          =======          =======

BACKLOG

At December 31, 2001, we had a backlog of $62.9 million, comprised of $5.5 million of commercial wireless backlog and $57.4 million of defense and other backlog. At December 31, 2000, we had a backlog of $98.8 million, comprised of $30.4 million of commercial wireless backlog and $68.4 million of defense and other backlog. We expect to ship all of the December 31, 2001 backlog within 2002, except for approximately $8.5 million, which will be shipped in later periods.

COMPETITION

We compete in the defense electronics industry selling to the United States government and many of its allies. In the defense market, our primary competitors include Filtronics, Herley, M/A-Com and REMEC.

We also compete in the global commercial wireless industry. In the commercial wireless market our primary competitors include Anaren, Celeritek, Dover Industries, Endwave, M/A-Com, MTI and REMEC.

We believe competition in both the commercial and defense segments is based primarily on price, product performance, reliability and customer support, and we compete effectively in all of these areas. Our continued success will depend in part on our ability to develop and introduce innovative, low cost, quality products that meet or exceed customers' specifications.

It is our opinion that our technological legacy and financial strength will make us a strong competitor in both the defense electronics and commercial wireless markets. Some of our competitors have greater financial and operating resources than we do. In addition, certain of our customers have technological capabilities in our product areas and could choose to manufacture certain products themselves rather than to purchase from suppliers such as ourselves.

EMPLOYEES

As of December 31, 2001, we had 608 full-time employees. No employees are represented by unions. We believe our relationship with our employees is good.

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

In particular, we must comply with detailed government procurement and contracting regulations and with United States government security regulations, certain of which carry substantial penalty provisions for non-performance or misrepresentation in the course of negotiations. Our failure to comply with our government procurement, contracting or security obligations could result in penalties or our suspension from government contracting, which would have a material adverse effect on our results of operations.

We are required to maintain a United States government facility security clearance at each of our locations. This clearance could be suspended or revoked if we are found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay our delivery of our products to customers. Although we have adopted policies directed at ensuring our compliance with applicable regulations and there have been no suspensions or revocations of any of our facilities, there can be no assurance that the approved status of our facilities will continue without interruption. United States government regulations require a license for the export of advanced weapons systems. Changes in the United States government policies towards the export of these systems may impact our international business.

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

         - The lease does not include utilities, maintenance and repairs, insurance and real estate taxes of approximately $9.00 per square foot.

         -        The lease expires in November 2003.

         - The current annual rent is $723,012 with an average annual escalation of approximately 8.0% through the term of the lease.

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

         -        The lease expires in September 2005.

         - The current annual rent is $81,842 with an escalation of 2.6% for the last two years of the lease.

We believe that our properties are in good operating condition and repair and consider our facilities to be suitable and adequate for our current and reasonably foreseeable future activities. We believe that there is capacity at our facilities to absorb acquired businesses of a certain size and product lines and/or internal growth. The properties owned by us are all subject to either mortgages or industrial revenue bond financing. We have recently consolidated the operations that occupied our Webster, MA building into our Beverly, MA facility and the 25,000 square foot building in Webster, MA is idle and for sale.

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

In accordance with the applicable provisions of the Massachusetts Contingency Plan, we have completed our investigation of the site and have submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system with the addition of a supplemental well and well head treatment at Weymouth Winter Street well No. 2 through an agreement with the Town of Weymouth. We have been informed that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements. We have not reached an agreement with the Town of Weymouth relative to well head treatment, and it is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative and, if not, the specific remedial actions, if any, that it will require.

We have recorded liabilities of $1.8 million calculated on the discounted cash flow method using a 5.76% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash payments for Weymouth environmental contamination are expected to be $.5 million in 2002, $.1 million per year for 2003-2005 and $1.7 million in total for 2006 and beyond.

Sunnyvale Indemnification Claim:

Eaton Corporation filed a suit against us in United States District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired the assets of one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the United States Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4.2 million related to environmental liabilities assumed by Signal when it purchased Eaton's Microwave Products division in 1989. On March 7, 2001, the United States District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton's motions. The United States District Court amended the judgment to increase it to an aggregate of $7.0 million and clarified that we are responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000 we recorded liabilities of $9.0 million for anticipated costs, including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $7.0 million were made during fiscal year 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. At December 31, 2001 recorded liabilities have been reduced by the cash deposits described above and are $2.0 million. On April 26, 2001, the United States District Court denied our motion to reopen the amended judgment and to amend our answer and counterclaim. We appealed the amended judgment on May 24, 2001.

SEC Investigation

The Boston District Office of the Securities and Exchange Commission (the "Commission") advised us on September 27, 2000 that the Commission has entered a formal order of private investigation. The investigation relates to our restatement in 1998 of our financial statements for 1996, 1997 and the first quarter of 1998.

On March 27, 2002, the Securities and Exchange Commission instituted a proceeding against us under Section 21C of the Securities Exchange Act of 1934 (the "Exchange Act"). Pursuant to an offer of settlement submitted by us, the proceeding was simultaneously settled. Without admitting or denying the allegations of the Commissions's order, we agreed to the entry of an order requiring that we cease and desist from committing or causing any violations and any future violations of the periodic reporting, record keeping, and internal control provisions of the federal securities laws set forth in Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13. The Commission's order states that in 1996, 1997, and the first quarter of 1998, we overstated our revenues and net income in annual and periodic filings with the Commission. In 1999, as previously announced, we restated financial statements for 1996, 1997, and the first quarter of 1998. We do not expect the entry of the order will have a material adverse impact on our financial position or results of operations.

In addition, several of our former officers, directors, and employees have informed us that the staff of the Commission has advised them that the staff had made a preliminary determination to recommend enforcement proceedings against them and as a result they are seeking indemnification and defense costs and penalties. According to a litigation release issued by the Commission, such proceedings have now been initiated against several of these individuals. We have advised these individuals that we will consider such demands at the conclusion of any proceedings. We have accrued $.5 million for anticipated costs relating to these proceedings.

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

Year Ended December 31, 2001:             High               Low
                                          ----               ---
         First Quarter                   $12.25            $ 6.19
         Second Quarter                   10.80              5.00
         Third Quarter                    11.00              6.06
         Fourth Quarter                    8.29              3.60

Year Ended December 31, 2000:
         First Quarter                   $27.50            $ 7.00
         Second Quarter                   26.63             14.75
         Third Quarter                    24.75             14.00
         Fourth Quarter                   16.50              7.88

On March 15, 2002 the last reported sales price of our common stock on the Nasdaq National Market was $6.55 per share. As of March 15, 2002 there were approximately 85 stockholders of record of the common stock.

We have never paid cash dividends on our common stock. We anticipate retaining all available funds for use in operations and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share
amounts and employees at year-end)             2001             2000            1999            1998              1997
                                               ----             ----            ----            ----              ----
OPERATIONS
Net sales                                    $ 90,551         $ 98,487         $82,449        $ 92,083         $ 102,239
Research and development expenses               7,498            4,266           1,786             274               777
Operating income (loss)                       (13,492)           5,460           5,565          (6,600)               76
Income (loss) before taxes [1]                (13,210)          (3,822)          3,947          (7,497)             (994)
Net income (loss)                             (17,734)          (2,523)          4,476          (7,173)             (657)
Net income (loss) per share:
    Basic                                       (1.77)           (0.30)           0.59           (0.97)            (0.09)
    Diluted                                  $  (1.77)        $  (0.30)        $  0.56        $  (0.97)        $   (0.09)

Shares used in calculating net income
(loss) per share:
    Basic                                      10,003            8,537           7,587           7,365             7,268
    Diluted                                    10,003            8,537           7,986           7,365             7,268

[1] Includes $9.0 million charge for liabilities associated with Eaton Corporation indemnification claim in 2000.

(in thousands, except per share
amounts and employees at year-end)              2001            2000           1999           1998            1997
----------------------------------              ----            ----           ----           ----            ----
FINANCIAL POSITION
Current assets                                 $47,306        $ 76,665        $32,434        $30,707        $ 42,670
Current liabilities                             25,050          29,221         18,818         11,006          13,631
Total assets                                    83,395         102,393         57,601         48,983          62,840
Long-term debt, less current maturities            545           5,500          5,573          9,928          13,408
Total debt                                       5,400           6,467          9,178         10,408          13,888
Stockholders' equity                            53,563          65,544         31,686         26,487          34,274
Shares outstanding at year-end                  10,337           9,923          7,676          7,349           7,417
Book value per share                           $  5.18        $   6.61        $  4.13        $  3.60        $   4.62

SELECTED DATA
Orders                                         $80,686        $113,343        $95,171        $68,187        $101,875
Year-end backlog                               $62,947        $ 98,808        $83,439        $64,803        $ 88,699
Employees at year-end                              608             702            657            754             817
Net sales per employee                         $   149        $    140        $   125        $   122        $    125

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE

This Form 10-K may contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation (i) the anticipated outcome and impact of proceedings in which we are involved, (ii) the availability of our credit facility and our liquidity, (iii) our ability to meet operating and capital requirements and to pursue acquisition opportunities, and (iv) certain other statements identified or qualified by words such as "likely", "will", "suggests", "may", "would", "could", "should", "expects", "anticipates", "estimates", "plans", "projects", "believes", "is optimistic about", or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-K, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, our ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, our ability to finance operations on terms that are acceptable, our ability to attract and retain qualified personnel including our management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the United States government), our ability to realize sufficient margins on sales of its products, the availability and timing of funding for our current products and the development of future products.

OVERVIEW

Our principal business is the design, development and manufacture of power management products and electronic radio frequency components and subsystems that are used in defense electronics, broadband wireless equipment, and digital cellular/PCS wireless infrastructure equipment. We were incorporated in 1982 and have traditionally been a supplier to the defense industry. Our sophisticated RF, microwave and millimeter wave electronic components are used in applications such as radar, communications, smart weapons and contain technology to receive, transmit and process wireless data signals. Our experience in designing, manufacturing and marketing wireless equipment for the demanding defense industry has positioned us to penetrate the commercial broadband wireless market. During the past two years our management has focused on developing and implementing our strategic initiative to grow our business in the commercial wireless market. During 2001 we launched an initiative to provide highly integrated RF module products for mobile appliances such as cell phones, wireless PDAs and computers.

We have been active in the pursuit and acquisition of complementary businesses over the years. Our most recent significant acquisition was in December of 1999 when we acquired Advanced Frequency Products, or AFP, which provided us with an entry into the broadband wireless millimeter wave communications market. AFP has been integrated into our Olektron operation and is part of the Signal Wireless Group and their products focus on the commercial wireless industry.

We have experienced and expect to continue to experience significant fluctuations in our results of operations. Factors that affect our results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and our ability to meet customer requirements. As a result of the foregoing or other factors, there can be no assurance that we will not experience material fluctuations in the future operating results on a quarterly or annual basis, which would materially and adversely affect our business, financial condition and results of operations.

RESULTS OF OPERATIONS

The following table displays the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

                                                                 Year Ended December 31,
                                                                 -----------------------
                                                          2001            2000            1999
                                                          ----            ----            ----
Net sales                                                100.0%          100.0%          100.0%
Cost of sales                                             80.1%           67.6%           68.2%
                                                        ------          ------          ------
    Gross profit                                          19.9%           32.4%           31.8%
Operating expenses:
    Selling, general and administrative expenses          26.5%           22.5%           22.9%
    Research and development expenses                      8.3%            4.3%            2.2%
                                                        ------          ------          ------
Operating income (loss)                                  (14.9)%           5.6%            6.7%
Other expenses                                              --             9.3%            1.5%
Interest expense (income), net                            (0.3)%           0.2%            0.4%
                                                        ------          ------          ------
Income (loss) before income taxes                        (14.6)%          (3.9)%           4.8%
Income tax expense (benefit)                               5.0%           (1.3)%          (0.6)%
                                                        ------          ------          ------
Net income (loss)                                        (19.6)%          (2.6)%           5.4%
                                                        ======          ======          ======

FISCAL YEAR ENDED DECEMBER 31, 2001 VS. FISCAL YEAR ENDED DECEMBER 31, 2000

Net sales. Net sales decreased 8.1% from $98.5 million during fiscal year 2000 to $90.6 million during fiscal year 2001. The primary reasons for the decrease was a $7.2 million decrease in sales from Signal Wireless Group and a $3.6 million decrease in sales from Microwave Components and Subsystems partially offset by a $2.3 million increase in sales from RF Components and Subsystems.

Gross profit. Gross profit decreased 43.5% from $31.9 million during fiscal year 2000 to $18.0 million during fiscal year 2001. The primary reason for the decrease in gross profit is due to a decrease in Signal Wireless Group gross profit of $12.5 million. During fiscal year 2001 Signal Wireless Group increased inventory reserves for excess raw materials and work-in-process inventory resulting in a $9.6 million charge and is the primary reason for the $12.5 million decrease in Signal Wireless Group gross profit. This charge results from the erosion of our commercial wireless backlog and uncertainties as to when the market will recover.

The decrease in gross profit associated with the $7.9 million decrease in sales was approximately $1.7 million. Gross profit before the $9.6 million inventory charge was 30.5% during fiscal year 2001 compared to 32.4% during fiscal year 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 8.2% from $22.2 million during fiscal year 2000 to $24.0 million during fiscal year 2001. The increase is primarily due to a $.8 million increase in general and administrative expenses associated with our initiative to enter the wireless appliance market and the associated technology and manufacturing agreements with Vitesse Semiconductor Corporation and Northrop Grumman Corporation and a $.7 million increase in selling expenses primarily associated with marketing of our wireless products.

Research and development expenses. Research and development expenses increased 75.8% from $4.3 million during fiscal year 2000 to $7.5 million during fiscal year 2001. The increase is due to a $3.2 million increase in the research and development expense of Signal Wireless Group. Included in the $3.2 million increase is $1.5 million associated with our recent initiative to enter the wireless appliance market including the amortization of intangible assets associated with technology and manufacturing agreements with Vitesse Semiconductor Corporation and Northrop Grumman Corporation. The other $1.7 million increase was primarily attributable to new product development and cost reduction efforts associated with our telecommunication products.

Other expense. Other expense was $9.1 million during fiscal year 2000 compared to zero during fiscal year 2001. Included in other expense during 2000 was a $9.0 million charge for liabilities associated with Eaton Corporation's indemnification claim. Also included in other expenses was $.1 million in expense associated with managing the LogiMetrics' power amplifier business before our acquisition of the business in November 2000.

Interest income, net. Interest income, net increased $.5 million from $.2 million expense during fiscal year 2000 to $.3 million income during fiscal year 2001. The increase in interest income, net is due to repayment of borrowings under our revolving credit facility. During the third quarter of 2000 we issued two million shares of common stock with net proceeds of $35.1 million. After repaying our revolving credit facility and supporting working capital requirements, the remaining funds were invested in cash equivalents and generated $.7 million in interest income during fiscal year 2001. At December 31, 2001 we have approximately $10.9 million in cash and cash equivalents.

Income taxes. The benefit for income taxes during fiscal year 2000 was $1.3 million compared to a $4.5 million provision for income taxes during fiscal year 2001. The loss before income taxes during fiscal 2000 included a $9.0 million charge for liabilities associated with Eaton's indemnification claim. We believed a valuation allowance against our deferred tax assets was not required based on our expected continuing earnings performance excluding the $9.0 million charge in fiscal 2000. No income tax benefit was recorded in the current year and the provision recorded during fiscal year 2001 reflects the recording of a full valuation allowance due to our losses in 2001 and our forecasted loss for 2002 as it is more likely than not that the deferred tax assets may not be realized. The provision for fiscal year 2001 was net of a benefit expected for refundable amounts.

FISCAL YEAR ENDED DECEMBER 31, 2000 VS. FISCAL YEAR ENDED DECEMBER 31, 1999

Net sales. Net sales increased 19.5% from $82.4 million during fiscal year 1999 to $98.5 million during fiscal year 2000. The primary reason for the increase was the addition of $15.9 million in commercial wireless products sales from Signal Wireless Group. The net sales to the defense electronics and other markets were approximately the same in fiscal year 2000 and fiscal year 1999.

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

Selling, general and administrative expenses. Selling, general and administrative expenses increased by 17.5% from $18.9 million in fiscal year 1999 to $22.2 million during fiscal year 2000. The increase is primarily due to a $2.0 million increase in selling, general and administrative expenses associated with the acquisition of Advanced Frequency Products which includes amortization of intangible assets. Additionally, there was a $.6 million expense associated with remediation plans for groundwater contaminants at a previously owned manufacturing facility in Weymouth, Massachusetts and a non-cash stock option expense of $.2 million primarily related to stock options granted to non-employees.

Research and development expenses. Research and development expenses increased 138.9% from $1.8 million during fiscal year 1999 to $4.3 million during fiscal year 2000. During 2000 we increased research and development expenditures as part of our continued focus on the commercial wireless industry and to produce technology upgrades to existing products.

Other expenses. Other expenses were $9.1 million in fiscal year 2000. Included in other expenses during 2000 was a $9.0 million charge for liabilities associated with Eaton Corporation's indemnification claim. In February 2000 we assumed the management and operation of the LogiMetrics' high-power amplifier business as a security interest for a loan. We were responsible for all expenses incurred and entitled to retain all revenues generated in connection with the operation of the business and assumed all current liabilities of the business. Included in other expenses was $.1 million in expense associated with managing the LogiMetrics' power amplifier business before our acquisition of the business in November 2000. Other expenses were $1.3 million during fiscal year 1999 and were related to a settlement of a class action suit against us.

Interest expense, net. Interest expense, net decreased 51.9% from $.4 million during fiscal year 1999 to $.2 million during fiscal year 2000. The primary reason for the decrease is we repaid borrowings under our revolving credit facility during the third quarter reducing the amount borrowed to zero. During the third quarter of 2000 we issued two million shares of common stock with net proceeds of $35.1 million. After repaying our revolving credit facility the remaining funds were invested in cash equivalents and generated interest income of $.5 million during the fourth quarter of 2000.

Income taxes. The benefit for income taxes during fiscal year 1999 was $.5 million compared to an income tax benefit of $1.3 million during fiscal year 2000. The effective income tax rate was a 34.0% benefit for 2000 compared to a 13.4% benefit for 1999. The loss before income taxes during fiscal 2000 included a $9.0 million charge for liabilities associated with Eaton's indemnification claim. We believe a valuation allowance against our deferred tax assets was not required based on our continuing earnings performance excluding the $9.0 million charge in fiscal 2000. The 1999 benefit for income taxes primarily relates to the full reversal of the valuation allowance on the deferred tax assets, which we believed was more likely than not to be realized based on our earnings performance.

BUSINESS SEGMENTS

Our desire to streamline operations and our reaction to the global weakness in wireless telecommunication infrastructure spending has led to a reduction in our operating divisions from six to four as we closed on fiscal year 2001. Both Advanced Frequency Products and Systems (formerly in Webster, MA) have been consolidated into Olektron which is located in Beverly, MA. We have begun transferring and will eventually move all of our fixed wireless products in Arizona and California to Olektron as well.

As we begin 2002 we have four operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions; referred to as Arizona, California, Keltec and Olektron report their operations within four segments: Signal Wireless Group (established in January 2000 and includes products that are produced for the world-wide wireless telecommunication markets), Microwave Components and Subsystems (products from Arizona, California and the former Systems division that primarily serve the defense market), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers. In reporting business segment operating income, corporate headquarters expenses have been allocated to the business segments based on relative percentages of net sales.

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

The following tables display net sales and operating income by business segment for the three years ending December 31 which correspond to the segment information presented in Note 17 to the consolidated financial statements.

(amounts in thousands)                       2001             2000             1999
----------------------                       ----             ----             ----
Net Sales
Signal Wireless Group                      $ 12,297         $ 19,489         $  3,541
Microwave Components and Subsystems          37,214           40,827           41,845
Power Management Products                    28,463           27,930           25,403
RF Components and Subsystems                 12,577           10,241           11,660
                                           --------         --------         --------
Total                                      $ 90,551         $ 98,487         $ 82,449
                                           --------         --------         --------

Operating Income (loss) [1]
Signal Wireless Group                      $(21,799)        $ (4,724)        $   (394)
Microwave Components and Subsystems           3,412            5,768            2,731
Power Management Products                     3,381            4,666            2,937
RF Components and Subsystems                  1,514             (250)             291
                                           --------         --------         --------
Total                                      $(13,492)        $  5,460         $  5,565
                                           --------         --------         --------

[1] Corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

BUSINESS SEGMENTS FISCAL YEAR ENDED DECEMBER 31, 2001 VS. FISCAL YEAR ENDED DECEMBER 31, 2000

Signal Wireless Group

Net sales. Net sales of Signal Wireless Group decreased 36.9% from $19.5 million during fiscal year 2000 to $12.3 million during fiscal year 2001. The decrease is due to a decrease in demand for our wireless products resulting from a global weakness in wireless telecommunication infrastructure spending and the uncertainty in United States wireless competitive local exchange carrier (CLEC) markets.

Operating loss. Operating loss of Signal Wireless Group increased 361.5% from $4.7 million during fiscal 2000 to $21.8 million during fiscal 2001. The increased operating loss is primarily due to a $9.6 million charge to increase inventory reserves for excess raw materials and work-in-process inventory. The charge results from the erosion of our commercial wireless backlog and uncertainties as to when the wireless telecommunication infrastructure market will recover. The operating loss before the inventory charge increased by $7.5 million and is attributable to decreased gross profit of $2.9 million due to decreased sales and changes in contract mix, increased spending on research and development of $3.2 million which includes our initiatives in the wireless appliance market including $.7 million in amortization of intangible assets associated with the Vitesse Semiconductor and Northrop Grumman technology and manufacturing agreements and an increase in operating expenses of $1.4 million which includes $.8 million for fees and other general and administrative expenses associated with our initiatives in the wireless appliance market.

Microwave Components and Subsystems

Net sales. Net sales of Microwave Components and Subsystems decreased 8.8% from $40.8 million during fiscal year 2000 to $37.2 million during fiscal year 2001. The decrease is primarily due to a $3.8 million decrease in sales at our former Systems operation due to lower switch matrix sales and delays in new product development which in turn delayed shipments and new orders.

Operating income. Operating income of Microwave Components and Subsystems decreased 40.8% from $5.8 million during fiscal year 2000 to $3.4 million during fiscal year 2001. The decrease is primarily due to a $2.7 million decrease in gross profit, of which $1.3 million was attributable to decreased sales and $1.4 million due to changes in contract mix. The decrease in gross profit was partially offset by a $.3 million reduction in operating expenses.

Power Management Products

Net sales. Net sales of Power Management Products increased 1.9% from $27.9 million during fiscal year 2000 to $28.5 million during fiscal year 2001. The primary reason for the increase in sales is increased shipments of integrated power supply electronics and microwave power amplifiers.

Operating income. Operating income of Power Management Products decreased 27.5% from $4.7 million during fiscal year 2000 to $3.4 million during fiscal year 2001. The decrease was primarily due to a $1.0 million decrease in gross profit due to changes in contract mix that led to product being shipped with lower gross margins.

RF Components and Subsystems

Net sales. Net sales of RF Components and Subsystems increased 22.8% from $10.2 million during fiscal year 2000 to $12.6 million during year 2001. The increase was primarily due to increased sales of passive RF components.

Operating income. Operating income of RF Components and Subsystems increased 705.6% from an operating loss of $.3 million during fiscal year 2000 to $1.5 million in operating income during fiscal year 2001. The increase is primarily due to a $2.2 million increase in gross profit of which $.5 million is attributable to increased sales and $1.7 million due to a more profitable contract mix partially offset by a $.4 million increase in operating expenses.

BUSINESS SEGMENTS FISCAL YEAR ENDED DECEMBER 31, 2000 VS. FISCAL YEAR ENDED DECEMBER 31, 1999

Signal Wireless Group

Net sales. Net sales of Signal Wireless Group increased 450.4% from $3.5 million during fiscal year 1999 to $19.5 million during fiscal year 2000. The increase was primarily due to $12.4 million in sales from Advanced Frequency Products (acquired in December 1999) along with increased sales from other operations due to increased demand for wireless products.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED DECEMBER 31, 2001 VS. FISCAL YEAR ENDED DECEMBER 31, 2000

At December 31, 2001 we had working capital of $22.3 million, including cash and cash equivalents of $10.9 million, as compared to working capital of $47.4 million including cash and cash equivalents of $31.0 million at December 31, 2000. Net cash flow used by operations was $14.8 million during fiscal year 2001 compared to $2.8 million net cash flow used by operations during fiscal year 2000. A pretax loss of $13.2 million, a $7.0 million cash deposit made with the Clerk, United States District Court by order of the United States District Court for, the Northern District of California in association with the Eaton claim and a $1.3 million increase in inventory offset by a $5.6 million decrease in accounts receivable were the primary reasons for the use of cash by operations during fiscal year 2001. During fiscal year 2000 the primary reasons for the use of cash by operations was a $7.1 million increase in inventory, a $5.9 million increase in accounts receivable from increased sales and working capital requirements associated with growth of our commercial wireless business during 2000, and a $1.3 million payment associated with the settlement of a shareholder lawsuit.

Net cash used by investing activities was $5.2 million during fiscal year 2001 compared to $2.3 million during fiscal year 2000. During fiscal year 2001 $3.9 million was used for additions to property, plant and equipment compared to $4.2 million during fiscal year 2000. In August 2001 a $1.5 million payment was made to Vitesse Semiconductor Corporation as partial consideration for a technology and manufacturing agreement associated with our initiatives in the wireless appliance market and we expect to pay another $1.5 million to Vitesse in 2002.

Net cash used by financing activities was $.2 million during fiscal year 2001 compared to $32.5 million provided during fiscal year 2000. During fiscal year 2001 net borrowings under our revolving credit facility were zero. During fiscal year 2000, we repaid borrowings under our revolving credit facility of $3.0 million reducing to zero the amount borrowed under the facility. Net proceeds from the issuance of two million shares of common stock were $35.1 million in the third quarter of 2000.

Our Revolving Credit Agreement has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At December 31, 2001 we were not in compliance with the financial covenants and have received a waiver for the quarter ended December 31, 2001. The waiver does not permit us to borrow money under our revolving credit facility due to the non-compliance with the financial covenants. Our current credit agreement also includes a $4.5 million real-estate term loan that expires in January 2003 but is shown as a current liability due to the non-compliance with financial covenants as described above. We are currently pursuing a new revolving credit facility. The amount available for borrowing will be calculated on our eligible accounts receivables as defined by the bank.

We are subject to risks and uncertainties common to technology-based companies, including rapid technological change, reliance on continued research and development and dependence on principal customers including the United States government. We believe that our expected cash flow from operations as well as our existing balance of cash and cash equivalents will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. During this time we may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms which we find acceptable. We have evaluated our cost structure and have the ability to streamline our operations in an effort to restructure costs associated with the business in order to improve operating margins and reduce overall expenses if necessary. We have already taken actions including the closure of the Webster, Massachusetts facility in December 2001. We will continue to evaluate the business and take actions designed to align our cost structure with anticipated future revenue levels as necessary.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 2 to the consolidated financial statements. We believe our most critical accounting policies include revenue recognition and cost estimation on our contracts, legal contingencies, environmental contingencies, valuation of long-lived and intangible assets and accounting for income taxes.

Revenue recognition and cost estimation

A significant portion of our business is comprised of development and production contracts which are accounted for under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Generally revenue on long-term fixed-price contracts and our commercial wireless contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion. Certain contracts that provide for delivery of low production quantities or have a significant amount of product development effort sales may be recorded using performance milestones or using the cost-to-cost method of percentage of completion accounting. Sales under cost-reimbursement-type contracts are recorded as costs are incurred.

Contract accounting requires judgment relative to estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. Our materials include high-technology parts and components that may be specialized in nature or subject to rapid technology obsolescence. While we have programs to minimize the required inventories on hand and consider technology obsolescence in estimating reserves to reduce recorded amounts to market values, such estimates could change in the future. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used in the estimation of cost at completion. We review our operations for compliance and consistency with policies and practices related to contract accounting. When a change in contract value or estimated cost is determined, changes are reflected in current period earnings.

Legal and Environmental Contingencies

We are involved in certain legal proceedings and environmental remediation activities as discussed in Note 12. We record appropriate accruals for legal costs environmental remediation and associated activities when they are known and it is probable that a liability has been incurred and amounts can be reasonably estimated. Our liability is reduced to reflect the anticipated participation of other responsible parties when it is both probable that such parties are legally responsible and financially capable of paying their share of the relevant cost. Judgment is required relative to estimating costs and making assumptions for environmental remediation activities. Given the significance of the estimation process and judgments involved, it is possible that materially different amounts of costs could be recorded if different assumptions were used.

Valuation of long-lived and intangible assets and goodwill

We assess the impairment of identifiable intangibles, long-lived assets and related goodwill using an undiscounted cash flow model whenever events or changes in circumstances indicate that the recorded value of these assets might be impaired. The following circumstances would be considered important and could lead to an impairment review; significant changes in the manner of our using the acquired assets, negative industry or economic trends and underperformance relative to projected operating results.

We record any identified impairment based on a projected discounted cash flow method using a discount rate consistent with the risk inherent in our business. Net intangible assets, long-lived assets and goodwill amounted to $32.3 million at December 31, 2001.

Beginning in January 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" became effective and as a result we will cease to amortize goodwill. Net intangible assets including goodwill amounted to $14.5 million at December 31, 2001. Net amortization expense for goodwill and other intangible assets included in operations amounted to $1.9 million during fiscal year 2001. We will be required to perform an initial impairment review of our goodwill during the first six months of 2002 and an annual impairment review thereafter. We are in the process of completing our initial review of goodwill and intangible assets. However, there can be no assurance that at the time the initial review is completed an impairment charge will not be recorded.

Accounting for income taxes

We are required to estimate our income taxes in each jurisdiction in which we operate. Estimates are prepared for our tax exposure together with assessing temporary differences resulting from different treatments of items for accounting and tax purposes. These differences result in deferred tax assets and liabilities which are included in our balance sheet. We must make judgments as to the likelihood that our deferred tax assets will be recovered from future taxable income, if we believe that recovery is not likely we establish or change a valuation allowance and it is included as an expense for that period within the tax provision in the statement of operations.

Management judgment is required in establishing our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $9.9 million as of December 31, 2001 due to our losses in 2001 and an expected loss in 2002 due to significant research and development expenses associated with our mobile appliance business. It is more likely than not that the deferred tax assets may not be realized. We may adjust these estimates in future periods and a change in our tax provision could materially impact our financial position and results of operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table presents our contractual obligations and commercial commitments as of December 31, 2001 over the next five years and thereafter:

                                                                       Payments Due by Period
                                                                 Less than 1      1-3         4-5         After 5
(amounts in thousands)                              Total           year         years       years         years
----------------------                              -----           ----         -----       -----         -----
Contractual Obligations
Debt                                               $ 5,068        $4,580        $  240        $160        $   88
Capital lease obligations                              395           325            70          --            --
Operating leases                                     2,059           962         1,097          --            --
Environmental remediation                            2,515           530           315         210         1,460
Vitesse Semiconductor Corporation                    1,500         1,500            --          --            --
                                                   -------        ------        ------        ----        ------
Total contractual cash obligations                 $11,537        $7,897        $1,722        $370        $1,548

Commercial Commitments
Northrop Grumman Corporation
(to be paid in common stock)                       $ 4,022        $2,298        $1,724        $ --        $   --
(see Note 8)

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 thereby eliminating the pooling-of-interests method and provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS No. 141 did not have an impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Net intangible assets including goodwill amounted to $14.5 million at December 31, 2001. Net amortization expense for goodwill and other intangible assets included in operations amounted to $1.9 million during fiscal year 2001. We are currently assessing the impact of this new statement on our balance sheet and results of operations and have not yet determined the impact of adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets that are to be disposed of by a sale be measured at the lower of book value or fair value less the cost to sell. We are currently assessing the impact of this new statement on our balance sheet and results of operations and have not yet determined the impact of adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or "other than trading" instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps, forward or future contracts. Our primary market risk exposure would be interest rate risk on borrowings under our revolving credit facility, which are subject to interest rates based on the bank's base rate. We are currently not in compliance with certain financial covenants and therefore not permitted to borrow under our revolving credit facility. We expect a new revolving credit facility to be in place during the second quarter of 2002. We also have a collateralized real estate loan based on the bank's base rate and a change in the applicable interest rate on these loans would affect the rate at which we could borrow funds. The aggregate hypothetical loss in earnings for one year of those borrowings held by us at December 31, 2001 and 2000 which are subject to interest rate risk resulting from a hypothetical 10 percent increase in interest rates is approximately $40 thousand and $30 thousand after tax, respectively. The hypothetical loss was determined by calculating the aggregate impact of a 10 percent increase in each of our variable financial instruments held by us at December 31, 2001 and 2000. Fixed rate financial instruments were not evaluated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Signal Technology Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) present fairly, in all material respects, the financial position of Signal Technology Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/   PricewaterhouseCoopers LLP

Boston, Massachusetts
February 12, 2002, except as to Note 10 which is as of March 20, 2002 and Note 12 which is as of March 27, 2002

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                              ------------
(dollar amounts in thousands)                                                           2001              2000
-----------------------------                                                           ----              ----
ASSETS
Current assets:
Cash and cash equivalents                                                             $ 10,850         $  31,024
Accounts receivable, net of allowance for doubtful
     accounts of $284 in 2001 and $542 in 2000                                          13,796            19,417
Inventories, net of progress payments                                                   18,675            17,375
Deferred income taxes                                                                    1,234             8,516
Refundable income taxes                                                                  2,298                --
Prepaid expenses and other current assets                                                  453               333
                                                                                      --------         ---------
Total current assets                                                                    47,306            76,665
                                                                                      --------         ---------

Property, plant and equipment, net                                                      17,803            17,214
Intangibles assets, net                                                                 14,517             7,562
Other assets                                                                             3,769               952
                                                                                      --------         ---------
Total assets                                                                          $ 83,395         $ 102,393
                                                                                      ========         =========

LIABILITIES
Current liabilities:
Accounts payable                                                                      $  4,651         $   7,402
Accrued expenses                                                                        11,191            19,119
Customer advances                                                                        2,055             1,733
Other current liabilities                                                                2,298                --
Current maturities of long-term debt                                                     4,855               967
                                                                                      --------         ---------
Total current liabilities                                                               25,050            29,221
                                                                                      --------         ---------
Deferred income taxes                                                                    1,234             1,134
Other long-term liabilities                                                              3,003               994
Long-term debt, net of current maturities                                                  545             5,500

Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY

Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued
Common stock, $0.01 par value; 30,000,000 authorized;
     10,491,739 shares in 2001 and 10,077,685 shares in 2000 issued and 10,336,802 shares in 2001 and 9,922,748 shares
     in 2000 outstanding                                                                   105               100
Additional paid-in-capital                                                              55,845            50,097
(Accumulated deficit) retained earnings                                                 (1,416)           16,318
                                                                                      --------         ---------
                                                                                        54,534            66,515
Less treasury stock; 154,937 shares in 2001 and 154,937 shares in 2000 at cost            (971)             (971)
                                                                                      --------         ---------
Total stockholders' equity                                                              53,563            65,544
                                                                                      --------         ---------
Total liabilities and stockholder's equity                                            $ 83,395         $ 102,393
                                                                                      ========         =========

The accompanying notes are an integral part of the consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended December 31,
                                                                        ------------------------
(amounts in thousands, except per share data)                    2001             2000             1999
---------------------------------------------                    ----             ----             ----
Net sales                                                     $ 90,551         $ 98,487         $ 82,449
Cost of sales                                                   72,537           66,582           56,215
                                                              --------         --------         --------
Gross profit                                                    18,014           31,905           26,234
Selling, general and administrative expenses                    24,008           22,179           18,883
Research and development expenses                                7,498            4,266            1,786
                                                              --------         --------         --------
Operating income (loss)                                        (13,492)           5,460            5,565
Other expense                                                       --            9,105            1,250
Interest expense (income), net                                    (282)             177              368
                                                              --------         --------         --------
Income (loss) before income taxes                              (13,210)          (3,822)           3,947
                                                              --------         --------         --------
Provision (benefit) for income taxes                             4,524           (1,299)            (529)
                                                              --------         --------         --------
Net income (loss)                                             $(17,734)        $ (2,523)        $  4,476
                                                              ========         ========         ========
Net income (loss) per share
     Basic                                                    $  (1.77)        $  (0.30)        $   0.59
     Diluted                                                  $  (1.77)        $  (0.30)        $   0.56
                                                              ========         ========         ========
Shares used in calculating net income (loss) per share
     Basic                                                      10,003            8,537            7,587
     Diluted                                                    10,003            8,537            7,986
                                                              ========         ========         ========


The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Years Ended December 31, 2001, 2000 and 1999
                                  ------------------------------------------------------------------------------------------------
                                         Common Stock                     (Accumulated         Treasury Stock
                                         ------------         Additional     Deficit)          --------------
(dollar amounts in thousands)       Shares                     Paid-in      Retained                    Amount at    Stockholders'
                                    Issued         Amount      Capital      Earnings         Shares        cost         Equity
                                    ------         ------      -------      --------         ------        ----         ------
December 31, 1998                  7,501,323      $     75     $12,947      $ 14,365       (152,100)      $(900)        $26,487
Exercise of stock options            233,305             2         376                                                      378
Issuance of common stock              93,561             1         216                                                      217
Stock compensation expense                                         128                                                      128
Net income                                                                     4,476                                      4,476
                                  ----------      --------     -------      --------       --------       -----         -------
December 31, 1999                  7,828,189            78      13,667        18,841       (152,100)       (900)         31,686
Exercise of stock options            175,207             1         748                       (2,837)        (71)            678
Issuance of common stock           2,074,289            21      35,450                                                   35,471
Stock compensation expense                                         232                                                      232
Net loss                                                                      (2,523)                                    (2,523)
                                  ----------      --------     -------      --------       --------       -----         -------
December 31, 2000                 10,077,685           100      50,097        16,318       (154,937)       (971)         65,544
Exercise of stock options             37,667             1         200                                                      201
Issuance of common stock             376,387             4       3,433                                                    3,437
Issuance of warrants                                             2,048                                                    2,048
Stock compensation expense                                          67                                                       67
Net loss                                                                     (17,734)                                   (17,734)
                                  ----------      --------     -------      --------       --------       -----         -------
December 31, 2001                 10,491,739      $    105     $55,845      $ (1,416)      (154,937)      $(971)        $53,563
                                  ==========      ========     =======      ========       ========       =====         =======


The accompanying notes are an integral part of the consolidated financial statements.

                 SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years Ended December 31,
                                                                                             ------------------------
(dollar amounts in thousands)                                                        2001             2000             1999
-----------------------------                                                        ----             ----             ----
Cash flows from operating activities:
Net income (loss)                                                                 $(17,734)        $ (2,523)        $  4,476
Adjustments to reconcile net income (loss) to net cash provided (used) by operations:
  Depreciation                                                                       3,200            2,866            2,754
  Amortization                                                                       1,908            1,337              444
  Compensation charge on stock options                                                  67              232              128
  Loss on disposal of property, plant and equipment                                     87               31               17
  Deferred taxes                                                                     7,382           (4,772)          (2,610)
Changes in operating assets and liabilities, net of effects of purchase of
LogiMetrics in 2000:
  Accounts receivable                                                                5,621           (5,929)             316
  Inventory                                                                         (1,300)          (7,092)           1,566
  Refundable income taxes                                                           (2,298)             638            1,681
  Prepaid expenses and other current assets                                           (120)              13             (137)
  Accounts payable                                                                  (3,501)           2,973             (770)
  Accrued expenses                                                                  (8,678)           9,347            2,560
  Customer advances                                                                    322              120            1,560
  Other long-term liabilities                                                          286               --               --
                                                                                  --------         --------         --------
Net cash provided (used) by operating activities                                   (14,758)          (2,759)          11,985
                                                                                  --------         --------         --------

Cash flows from investing activities:

Acquisitions and associated costs                                                       --            2,054           (7,977)
Additions to property, plant and equipment                                          (3,913)          (4,242)          (1,928)
Proceeds from disposal of property, plant and equipment and other                       37               36               10
Other assets                                                                        (1,317)            (140)              --
                                                                                  --------         --------         --------
Net cash used by investing activities                                               (5,193)          (2,292)          (9,895)
                                                                                  --------         --------         --------

Cash flows from financing activities:

Proceeds from exercise of stock options                                                201              678              378
Proceeds from issuance of common stock, net of issuance costs                          643           35,471              217
Borrowings under bank revolving credit facilities                                       --           14,500            7,600
Repayment of borrowings under bank revolving credit facilities                          --          (17,500)          (8,600)
Payments of debt                                                                    (1,067)            (645)            (480)
                                                                                  --------         --------         --------
Net cash provided (used) by financing activities                                      (223)          32,504             (885)
                                                                                  --------         --------         --------


Net increase (decrease) in cash                                                    (20,174)          27,453            1,205
Cash, beginning of year                                                             31,024            3,571            2,366
                                                                                  --------         --------         --------
Cash, end of year                                                                 $ 10,850         $ 31,024         $  3,571
                                                                                  ========         ========         ========

The accompanying notes are an integral part of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.       NATURE OF OPERATIONS

Our principal business is the design, development and manufacture of power management products and electronic radio frequency components and subsystems that are used in defense electronics and in broadband wireless equipment and digital cellular/PCS wireless infrastructure equipment. We were incorporated in 1982 and have traditionally been a supplier to the defense industry. Our sophisticated RF, microwave and millimeter wave electronic components are used in applications such as radar, communications, smart weapons and contain technology to receive, transmit and process wireless data signals. Our experience in designing, manufacturing and marketing wireless equipment for the defense industry has positioned us well to penetrate the commercial broadband wireless market.

2.       SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Signal Technology Corporation and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

We are subject to risks and uncertainties common to technology-based companies, including rapid technological change, reliance on continued research and development and dependence on principal customers including the United States government. We believe that our expected cash flow from operations as well as our existing balance of cash and cash equivalents will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. During this time we may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms which we find acceptable. We have evaluated our cost structure and have the ability to streamline our operations in an effort to restructure costs associated with the business in order to improve operating margins and reduce overall expenses if necessary. We have already taken actions including the closure of the Webster, Massachusetts facility in December 2001. We will continue to evaluate the business and take actions designed to align our cost structure with anticipated future revenue levels as necessary.

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

REVENUE RECOGNITION AND COST ESTIMATION

A significant portion of our business is comprised of development and production contracts which are accounted for under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts." Generally revenue on long-term fixed-price contracts and our commercial wireless contracts are recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion. Certain contracts that provide for delivery of low production quantities or have a significant amount of product development effort sales may be recorded using performance milestones or using the cost-to-cost method of percentage of completion accounting. Sales under cost-reimbursement-type contracts are recorded as costs are incurred.

Contract accounting requires judgment relative to estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. Our materials include high-technology parts and components that may be specialized in nature or subject to rapid technology obsolescence. While we have programs to minimize the required inventories on hand and consider technology obsolescence in estimating reserves to reduce recorded amounts to market values, such estimates could change in the future. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Estimated losses on contracts are recognized in full when they become known.

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

STOCK BASED COMPENSATION

We account for stock based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and comply with the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation".

COMPREHENSIVE INCOME (LOSS)

There were no differences between net income (loss) and comprehensive income
(loss) for the years ended December 31, 2001, 2000 and 1999.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are carried at cost, and depreciation is provided using the straight-line method over the estimated useful life of the asset, as follows:

                  Buildings                             33 years
                  Building improvements                 15 years
                  Machinery and equipment              2-8 years
                  Furniture and fixtures               5-7 years

Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease. Maintenance and repairs are charged to expense as incurred; improvements are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to income.

INTANGIBLE ASSETS

Intangible assets consist of goodwill and other intangible assets being amortized on a straight line basis over periods of three to twenty years. We assess the impairment of identifiable intangibles and goodwill using an undiscounted cash flow model whenever events or changes in circumstances indicate that the recorded value of these assets might be impaired. The following circumstances would be considered important and could lead to an impairment review; significant change in the manner of our using the acquired assets, negative industry or economic trends and underperformance relative to projected operating results. We record any identified impairment based on a projected discounted cash flow method using a discount rate consistent with the risk inherent in our business. At December 31, 2001 and 2000 accumulated amortization was $5,447 and $3,539 respectively.

LEGAL AND ENVIRONMENTAL COSTS

We are involved in certain legal proceedings. We accrue an estimate of probable costs for these claims in consultation with outside counsel handling our defense in these matters. We expense environmental expenditures related to existing conditions from past or current operations. We determine our liability on a site by site basis and record a liability at the time when it is probable and can be reasonably estimated. Our liability is reduced to reflect the anticipated participation of other responsible parties when it is both probable that such parties are legally responsible and financially capable of paying their respective share of the relevant cost. The estimated liability is calculated using a discounted cash flow method. Refer to Note 12.

ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 thereby eliminating the pooling-of-interests method and provides new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. SFAS No. 141 did not have an impact on our consolidated financial statements.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Net intangible assets including goodwill amounted to $14,517 at December 31, 2001. Net amortization expense for goodwill and other intangible assets included in operations amounted to $1,908 during fiscal year 2001. We are currently assessing the impact of this new statement on our balance sheet and results of operations and have not yet determined the impact of adoption.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which became effective January 1, 2002. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions for the disposal of a segment of a business of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 requires that long-lived assets that are to be disposed of by a sale be measured at the lower of book value or fair value less the cost to sell. We are currently assessing the impact of this new statement on our balance sheet and results of operations and have not yet determined the impact of adoption.

CONCENTRATIONS OF RISK

The market for our defense electronics products is largely dependent on the availability of new contracts from United States Government authorities to prime contractors to which we provide components. Any decline in expenditures by United States government authorities may have an adverse effect on our financial performance. We generally extend credit to customers and, therefore, collection of receivables is affected by the defense industry economy. We closely monitor extensions of credit, maintaining reserves for potential credit losses, and such losses have been within management's expectations.

Also, our international sales are denominated in United States currency. Consequently, changes in exchange rates that strengthen the United States dollar could increase the price in local currencies of our products in foreign markets and make our products relatively more expensive than competitors' products that are denominated in local currencies, leading to a potential reduction in sales or profitability in those foreign markets. We have not taken any protective measures against exchange rate fluctuations, such as purchasing hedging instruments with respect to such fluctuations.

The amounts reported for cash equivalents, receivables and other financial instruments are considered to be approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject us to concentrations of credit risks consist principally of cash and note and trade receivables. Substantially all of our cash is invested in short-term United States Treasury bills.

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

3.       ACQUISITIONS AND DISPOSALS

In December 1999, we paid $7,977 for substantially all of the assets of Advanced Frequency Products LLC a manufacturer of high-frequency millimeter wave and microwave transceivers for the broadband wireless infrastructure marketplace. The transaction was accounted for as a purchase and results of operations since the acquisition date are included in the consolidated statements of income.

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

In November 2000, we received $2,090 in exchange for assuming substantially all the assets and liabilities of LogiMetrics' power amplifier business previously located in Bohemia, New York. The transaction was accounted for as a purchase and results of operations since the acquisition date are included in the consolidated statements of income. From February 2000 through the acquisition date we managed the business, which was a security interest for a loan under an agreement with LogiMetrics, and results from operations were reported as other expense. This loan was repaid in July 2000.

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

Assuming the acquisitions described above had been made on January 1, 1999, the Company's unaudited pro forma condensed results of operations would have been as follows:

                                        Years Ended December 31,
                                        ------------------------
                                        2000               1999
                                        ----               ----
Net sales                           $   99,553         $   93,023
Net income (loss)                   $   (2,517)        $    3,434
Net income (loss) per share:
         Basic                      $    (0.30)        $     0.45
         Diluted                    $    (0.30)        $     0.43

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made on January 1, 1999, or of results which may occur in the future.

4.       OTHER ASSETS

At December 31, 2001 and 2000 other assets includes a mortgage receivable in the amount of $782 and $808, respectively. In April 1996, we issued the mortgage related to the sale of our former operating facility in Weymouth, Massachusetts and retained an environmental liability present at the site. The mortgage receivable matures on September 1, 2023, and principal and interest payments of approximately $6 are due monthly (see Note 12). We earn interest on the mortgage receivable at a rate of 8.0% per annum and interest income for the years ended December 31, 2001, 2000 and 1999 amounted to $64, $65 and $66, respectively. Also included in other assets at December 31, 2001, is an employee note receivable in the amount of $74. The note receivable accrues interest at the rate of our average rate of interest earned on our cash equivalents. In exchange for continued employment until January 2003, and under certain conditions, the note and accrued interest will be forgiven.

5.       STATEMENTS OF CASH FLOWS

                                                                                                 Years Ended December 31,
                                                                                         --------------------------------------
                                                                                          2001            2000            1999
                                                                                         ------          ------          ------
     Cash paid during period for:
     Interest                                                                            $  468          $1,023          $  471
     Taxes                                                                                1,692           2,673             303

     Supplemental disclosure of non-cash financing activities:

     Capital lease equipment                                                             $   --          $  915          $  148
     Issuance of common stock to Northrop Grumman Corp.                                   6,816              --              --
     Issuance of warrant for common stock to Vitesse Semiconductor Corporation            2,048              --              --
                                                                                         ------          ------          ------
                                                                                         $8,864          $  915          $  148
                                                                                         ======          ======          ======

6.       INVENTORIES

                                                           December 31,
                                                   ---------------------------
                                                     2001               2000
                                                   --------           --------
     Raw materials                                 $  5,392           $  6,079
     Work in progress                                14,271             14,485
     Finished goods                                     225                266
                                                   --------           --------
                                                     19,888             20,830
     Less: unliquidated progress payments            (1,213)            (3,455)
                                                   --------           --------
                                                   $ 18,675           $ 17,375
                                                   ========           ========

7.       PROPERTY, PLANT AND EQUIPMENT

                                                        December 31,
                                                ---------------------------
                                                  2001               2000
                                                --------           --------
     Land                                       $    992           $    992
     Building and improvements                    10,690             10,528
     Machinery and equipment                      33,486             30,954
     Furniture and fixtures                        4,725              4,173
                                                --------           --------
                                                  49,893             46,647
     Less: accumulated depreciation              (32,090)           (29,433)
                                                --------           --------
     Net property, plant and equipment          $ 17,803           $ 17,214
                                                ========           ========

During December 2001 we consolidated the operations that occupied our Webster, MA facility into our Beverly, MA facility. The 25,000 square foot building in Webster, MA is idle and for sale. The building is actively being marketed and we expect to sell the building during 2002. The net book value of the land and building for sale is $789 at December 31, 2001. We estimate that the net realizable value of the facility is in excess of the net book value.

Depreciation expense included in operations amounted to $3,200 in 2001, $2,866 in 2000 and $2,754 in 1999.

8.       INTANGIBLE ASSETS

On August 3, 2001, we entered into technology and manufacturing agreements with Northrop Grumman Corporation and Vitesse Semiconductor Corporation (Vitesse). The agreements include a 10 year license to use Northrop Grumman's GaAs heterojunction bipolar transistor (HBT) and pseudomorphic high electron mobility transistor (PHEMT) semiconductor technologies to produce advanced monolithic microwave integrative circuits (MMICs) and radio frequency integrated circuits (RFICs) for the mobile communications market. Northrop Grumman will receive 1,002,585 shares of Signal Technology's common stock in return for a technology license agreement. At contract signing Northrop Grumman was issued 300,776 shares of stock with the remaining shares to be earned during the next 15 months. The value of the 1,002,585 shares has been recorded as an intangible asset of $6,816 and is amortized on a straight-line basis over its estimated useful life of five years. The first 300,776 shares are recorded at a fixed fair value of $2,794 based on our stock price as of August 3, 2001. The remaining 701,809 shares valued at $4,022 will remain variable until issued and accordingly have been marked to market as of December 31, 2001.

The manufacturing agreement with Vitesse will provide us with a high-volume supply of GaAs wafers with Northrop Grumman's GaAs technologies and our MMIC and RFIC designs through the year 2010. Vitesse will receive $3.0 million in cash of which $1.5 million has been paid as of December 31, 2001. Vitesse also received a warrant for 500,000 shares of our common stock in return for the supply agreement. The warrant was valued at $2,048 using a Black-Scholes option pricing model with the following assumptions; risk-free rate of 3.9%, expected life of two years, volatility of 74% and no dividend yield. The value of the warrant was recorded as an intangible asset and will be amortized in a straight-line basis over its estimated useful life of five years.

9.       ACCRUED EXPENSES

                                                      December 31,
                                              ----------------------------
                                               2001                  2000
                                              -------              -------
     Payroll & employee benefits              $ 1,778              $ 3,001
     Vacation                                   1,690                1,634
     Warranty                                   1,014                1,186
     Commissions                                  825                  835
     Litigation                                 2,031                9,000
     Environmental                                530                  577
     Income tax payable                            --                1,347
     Other                                      3,323                1,539
                                              -------              -------
                                              $11,191              $19,119
                                              =======              =======

10.      LONG-TERM DEBT AND NOTES PAYABLE

                                                                                                     December 31,
                                                                                          ---------------------------------
                                                                                           2001                      2000
                                                                                          -------                   -------
      Massachusetts Industrial Revenue Bond,
          maturing in 2009, interest at 62% of the prime rate plus 1/2%
          effective interest rate of 4.3% and 5.1% in 2001 and 2000
          respectively, payable in annual principal payments of $80                       $   568                   $   648
     Capital lease obligations (Note 12)                                                      332                       819
     Bank revolving credit facility                                                            --                        --
     Bank real estate term loan facility                                                    4,500                     5,000
                                                                                          -------                   -------
                                                                                            5,400                     6,467
     Less: current maturities                                                              (4,855)                     (967)
                                                                                          -------                   -------
                                                                                          $   545                   $ 5,500
                                                                                          =======                   =======

The Massachusetts Industrial Revenue Bond is collateralized by real estate with a net book value of $1,312 at December 31, 2001.

Our Revolving Credit Agreement in place during fiscal year 2001 has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At December 31, 2001 we were not in compliance with financial covenants and received a waiver for the quarter ended December 31, 2001. The waiver agreement does not permit us to borrow under our revolving credit facility due to the non-compliance with financial covenants. We are currently pursuing a new revolving credit facility. The amount available for borrowing will most likely be calculated on our eligible receivables as defined by the bank. We did not borrow under the revolving credit agreement during fiscal 2001, we had the option of borrowing under one or more differing interest rate formulas and at December 31, 2000, the weighted average interest rate was 9.63%. We also pay a quarterly commitment fee at an annual rate of 1/4% on the amount of the unused facility.

The Real Estate term loan is collateralized by real estate with a net book value of $4,773 at December 31, 2001. Maturing in January 2003, the Real Estate term loan is payable in quarterly principal payments of $100, plus interest at the bank's base rate (7.80% at December 31, 2001), with the last installment equal to the remaining unpaid loan balance. At December 31, 2001 the Real Estate term loan is shown as a current liability due to the non-compliance with financial covenants.

11.      OTHER LONG-TERM LIABILITIES

                                                            December 31,
                                                     -------------------------
                                                       2001              2000
                                                     -------           -------
     Stock to be issued to Northrop Grumman          $ 4,022           $    --
     Environmental                                     1,809             1,571
                                                     -------           -------
                                                       5,831             1,571
     Less:  current amounts                           (2,828)             (577)
                                                     -------           -------
                                                     $ 3,003           $   994
                                                     =======           =======

12.      COMMITMENTS AND CONTINGENCIES

Lease Obligations:
We lease real estate and equipment under operating leases expiring at various dates through 2005. The leases include provisions for rent escalation which are inflationary in nature, renewals and purchase options and we are generally responsible for taxes, maintenance and repairs. Aggregate rental expense included in operations amounted to $894 in 2001, $989 in 2000, and $900 in 1999. Additionally, we leased equipment under capital leases.

Equipment under capital leases included in property, plant and equipment are as follows:

                                                     December 31,
                                            -----------------------------
                                             2001                  2000
                                            -------               -------
Machinery and equipment                     $ 1,118               $ 1,049
Less: accumulated amortization                 (209)                  (77)
                                            -------               -------
Net capital lease assets                    $   909               $   972
                                            =======               =======

The following is a schedule by year of future minimum lease payments at December 31, 2001:

                                               Capital              Operating
        Fiscal Year                            Leases                Leases
        -----------                         ------------           -----------
        2002                                $        325           $       962
        2003                                          36                   878
        2004                                          34                   125
        2005                                           -                    94
        Thereafter                                     -                     -
                                            ------------           -----------
                                            $        395           $     2,059
                                            ============           ===========

Less amounts representing interest                    63
                                            ------------

Present value of minimum lease payments
(includes current portion of $276)          $        332
                                            ============


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

In accordance with the applicable provisions of the Massachusetts Contingency Plan, we have completed our investigation of the site and have submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system with the addition of a supplemental well and well head treatment at Weymouth Winter Street well No. 2 through an agreement with the Town of Weymouth. We have been informed that no recovery of costs incurred in the treatment of the ground water at the facility is possible under existing insurance arrangements. We have not reached an agreement with the Town of Weymouth relative to well head treatment, and it is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative and, if not, the specific remedial actions, if any, that it will require.

We have recorded liabilities of $1,809 calculated on the discounted cash flow method using a 5.76% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash payments for Weymouth environmental contamination are expected to be $530 in 2002, $105 per year for 2003-2005 and $1,670 in total for 2006 and beyond.

Sunnyvale Indemnification Claim:

Eaton Corporation filed a suit against us in United States District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired the assets of one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the United States Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,229 related to environmental liabilities assumed by Signal when it purchased Eaton's Microwave Products division in 1989. On March 7, 2001, the United States District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton's motions. The United States District Court amended the judgment to increase it to an aggregate of $6,969 and clarified that we are responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000 we recorded liabilities of $9,000 for anticipated costs, including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $6,969 were made during fiscal year 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. At December 31, 2001 recorded liabilities have been reduced by the cash deposits described above and are $2,031. On April 26, 2001, the United States District Court denied our motion to reopen the amended judgment and to amend our answer and counterclaim. We appealed the amended judgment on May 24, 2001.

SEC Investigation:

The Boston District Office of the Securities and Exchange Commission (the "Commission") advised us on September 27, 2000 that the Commission has entered a formal order of private investigation. The investigation relates to our restatement in 1998 of our financial statements for 1996, 1997 and the first quarter of 1998.

On March 27, 2002, the Securities and Exchange Commission instituted a processing against us under Section 21C of the Securities Exchange Act of 1934 (the "Exchange Act"). Pursuant to an offer of settlement submitted by us, the proceeding was simultaneously settled. Without admitting or denying the allegations of the Commission's order, we agreed to the entry of an order requiring that we cease and desist from committing or causing any violations and any future violations of the periodic reporting, record keeping and internal control provisions of the federal securities laws set forth in Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13. The Commission's order states that in 1996, 1997, and the first quarter of 1998, we overstated our revenues and net income in annual and periodic filings with the Commission. In 1999, as previously announced, we restated financial statements for 1996, 1997, and the first quarter of 1998. We do not expect the entry of the order will have a material adverse impact on our financial position or results of operations.

In addition, several of our former officers, directors, and employees have informed us that the staff of the Commission has advised them that the staff had made a preliminary determination to recommend enforcement proceedings against them and as a result they are seeking indemnification and defense costs and penalties. According to a litigation release issued by the Commission, such proceedings have now been initiated against several of these individuals. We have advised these individuals that we will consider such demands at the conclusion of any proceedings. We have accrued $450 for anticipated costs relating to these proceedings.

13.      INCOME TAXES

                                                 Years Ended December 31,
                                          -----------------------------------
                                           2001           2000          1999
                                          -------       -------       -------
Current (benefit) provision
     Federal                              $(2,863)      $ 2,925       $   569
     State                                      5           500            25
     Foreign Sales Corporation                 --            48            11
                                          -------       -------       -------
Deferred (benefit) provision
     Federal                               (1,909)       (4,236)          845
     State                                   (629)         (536)          234
                                          --------      --------      -------
Less: Valuation allowance
     Federal                                8,428            --        (1,544)
     State                                  1,492            --          (669)
                                          -------       -------       -------
(Benefit) provision for income taxes      $ 4,524       $(1,299)      $  (529)
                                          =======       =======       =======

The provision for income taxes represents the recording of a full valuation allowance against the Company's deferred tax assets, net of the benefit for refundable income taxes.

Our effective tax rate differs from the statutory federal income tax rate as follows:

                                                                         Years Ended December 31,
                                                                 ----------------------------------------
                                                                 2001             2000              1999
                                                                 ----             -----             -----
Income tax (benefit) at U.S. statutory tax rate                 (34.0)%           (34.0)%             34.0%
State income taxes (benefit), net of federal benefit             (5.2)             (5.4)               6.5
Benefit from Foreign Sales Corporation                            --               (2.4)              (0.5)
Non-deductible expenses and other                                (3.0)              7.8                2.7
Change in valuation allowance                                    76.4                --              (56.1)
                                                                 ----             -----             ------
Effective tax rate                                               34.2%            (34.0)%           (13.4)%
                                                                 ====             =====             ======

The non-deductible expenses consist principally of goodwill resulting from certain of our acquisitions and other amounts not deductible for tax purposes.

The tax effect of temporary differences that give rise to the net deferred tax asset and liability are as follows:

                                                      Years Ended December 31,
                                                    ----------------------------
                                                      2001                2000
                                                    --------            --------
Deferred tax asset:
     Net operating losses and credits               $    464            $     --
     Vacation accrual                                    543                 590
     Inventories                                       2,270               1,864
     Warranty                                            391                 457
     Environmental and litigation reserve              4,100               4,070
     Contract reserves and other                       2,481               1,059
     Amortization                                        905                 476
                                                    --------            --------
Deferred tax asset                                    11,154               8,516
Valuation allowance                                   (9,920)                 --
                                                    --------            --------
Net deferred tax asset                                 1,234               8,516
Deferred tax liability:
     Depreciation                                      1,234               1,134
                                                    --------            --------
Deferred tax liability                                 1,234               1,134
                                                    --------            --------
Net deferred taxes                                  $     --            $  7,382
                                                    ========            ========

At December 31, 2000 and 2001 we have state net operating loss carryforwards of approximately $6,600 and zero, respectively. The net operating loss carryforwards will expire at various dates through 2021. Utilization of net operating loss carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code.

As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets on a quarterly basis, which are comprised principally of various reserves that will not be deductible for tax until paid. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a valuation allowance of approximately $9,920 has been established at December 31, 2001.

14.      STOCKHOLDERS' EQUITY

We have stock option plans (the "Plans") under which options of our common stock may be granted generally at prices not less than 100 percent of the fair market value of our common stock at the date of option grant. During 2001, 2000 and 1999 we recorded compensation expense of $76, $77 and $89, respectively for options issued below fair market value. Options vest in increments and over periods determined by the Compensation Committee of our Board of Directors and expire not more than ten years from date of grant. At December 31, 2001, 3,854 shares of common stock were reserved for future issuance under the plans and 927 were available for future grant. Additionally, non-qualified options to purchase a total of 185 shares of our common stock are outstanding to certain directors and other non-employees. These options were generally granted at the fair market value of our common stock at the date of option grant, vest generally over a five-year period and expire between 2000 and 2005. During 2001, 2000 and 1999 we recorded compensation expense of $(40), $155 and $39, respectively for options granted to non-employees. At December 31, 2001 a tax benefit of $31 associated with stock compensation expense was recognized for tax purposes and credited to additional paid in capital.

Information concerning the plans and non-qualified stock options is as follows:

                                                Available       Option          Option Price         Weighted Avg.
                                                for Grant       Shares            Per Share         Exercise Price
-----------------------------------------------------------------------------------------------------------------
December 31, 1998                                  126          1,178        $ 1.58  --  $ 8.25         $ 3.27
-----------------------------------------------------------------------------------------------------------------
Options granted                                   (544)           544          4.00  --    5.44           4.39
Options canceled                                    89            (98)         1.58  --    7.63           5.76
Options exercised                                   --           (233)         1.58  --    4.19           1.63
Increase in available options, 1992 Plan           500             --            --  --      --             --
-----------------------------------------------------------------------------------------------------------------
December 31, 1999                                  171          1,391          1.80  --    8.25           3.80
-----------------------------------------------------------------------------------------------------------------
Options granted                                   (595)           595          9.44  --   25.38          19.28
Options canceled                                    81            (81)         2.94  --   19.88          10.03
Options exercised                                   --           (175)         1.80  --    8.25           4.24
Increase in available options, 1992 Plan           600             --            --  --      --             --
-----------------------------------------------------------------------------------------------------------------
December 31, 2000                                  257          1,730          2.00  --   25.38           8.86
-----------------------------------------------------------------------------------------------------------------
Options granted                                   (911)           911          3.85  --   10.38           9.56
Options canceled                                    81            (81)         4.00  --   19.88          10.91
Options exercised                                   --            (38)         2.36  --    6.75           5.41
Increase in available options, 2001 Plan         1,500             --            --  --      --             --
-----------------------------------------------------------------------------------------------------------------
December 31, 2001                                  927          2,522        $ 2.50  --  $25.38         $ 9.10
=================================================================================================================

A total of 954 options were exercisable at December 31, 2001 at a weighted average price of $5.84.

A total of 603 options were exercisable at December 31, 2000 at a weighted average price of $3.35.

A total of 539 options were exercisable at December 31, 1999 at a weighted average price of $3.58

The table below summarizes information with respect to stock options outstanding as of December 31, 2001:

                                                                                                                 Weighted-Average
                                                 Weighted-Average                                               Exercise Price of
         Range of                Options       Remaining Contractual    Weighted-Average          Options          Exercisable
      Exercise Prices          Outstanding            Life              Exercise Price          Exercisable          Options
------------------------------------------------------------------------------------------------------------------------------------
      $ 2.50 - $ 3.94                 619             7.1                $     2.62                 515             $    2.51
      $ 4.00 - $ 5.75                 478             6.3                $     4.40                 234             $    4.34
      $ 6.06 - $ 7.00                  46             0.5                $     6.41                  45             $    6.41
      $ 7.25 - $10.25                 823             8.7                $     9.91                  11             $    8.99
      $12.68 - $17.77                  54             8.5                $    15.09                  14             $   15.09
      $17.78 - $20.30                 467             8.2                $    19.70                 126             $   19.67
      $20.31 - $25.38                  35             4.6                $    22.11                   9             $   22.11
------------------------------------------------------------------------------------------------------------------------------------
Total                               2,522             7.6                                           954             $    5.84
====================================================================================================================================

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

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions are as follows:

                                 2001                 2000               1999
--------------------------------------------------------------------------------
Risk-free Interest Rates         4.5%                 5.0%               4.5%
Expected Life                  7.5 years            6.6 years          6.8 years
Volatility                       0.76                 0.72               0.66
Dividend Yield                     -                    -                  -

The weighted average fair value of those options granted in 2001, 2000 and 1999 was $2.74, $13.57 and $2.95 respectively.

The following pro forma income information has been prepared following the provisions of SFAS No. 123:

                                         Years Ended December 31,
                          ----------------------------------------------------
                             2001                 2000                 1999
                          ----------           ----------           ----------
Net income (loss):
     As reported          $  (17,734)          $   (2,523)          $    4,476
     Pro forma               (21,774)              (4,429)               3,812

Basic EPS:
     As reported          $    (1.77)          $    (0.30)          $     0.59
     Pro forma                 (2.18)               (0.52)                0.50

Diluted EPS:
     As reported          $    (1.77)          $    (0.30)          $     0.56
     Pro forma                 (2.18)               (0.52)                0.48

15.      EARNINGS PER SHARE

A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

                                            2001             2000             1999
                                          --------         --------         --------
Numerator - Basic and Diluted EPS
     Net income (loss)                    $(17,734)        $ (2,523)        $  4,476

Denominator - Basic EPS
     Common shares outstanding              10,003            8,537            7,587
                                          --------         --------         --------
Basic earnings (loss) per share           $  (1.77)        $  (0.30)        $   0.59
                                          ========         ========         ========

Denominator - Diluted EPS
     Denominator - Basic EPS                10,003            8,537            7,587

     Effect of Dilutive Securities
         Common Stock Options                   --               --              399

Denominator - Diluted EPS                   10,003            8,537            7,986
                                          --------         --------         --------
Diluted earnings (loss) per share         $  (1.77)        $  (0.30)        $   0.56
                                          ========         ========         ========

As of December 31, 2001 and 2000 the number of dilutive shares was 631 and 969, respectively and such shares have not been included in above calculations as the effect would be anti-dilutive.

16.      EMPLOYEE BENEFIT PLANS

We maintain a 401(k) plan covering substantially all of our employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. We may also make a discretionary contribution. Our contributions to this plan totaled $675 in 2001, $697 in 2000, and $377 in 1999.

We have an Employee Stock Purchase Plan (the "Purchase Plan") under which 468 shares of common stock have been reserved for issuance under the plan and 135 are available and can be issued in the future. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25 of common stock in any one calendar year. On the last business day of each six month offering period shares of common stock are purchased with the employees' payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the period. The Purchase Plan will terminate on June 30, 2003 unless its term is extended. Common stock issued under the Purchase Plan was 76 in 2001, 74 in 2000, and 94 in 1999.

17.      SEGMENT INFORMATION

At December 31, 2001 we have four operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions; referred to as Arizona, California, Keltec and Olektron report their operations within four segments: Signal Wireless Group (established in January 2000 and includes products that are produced for the world-wide wireless telecommunication markets), Microwave Components and Subsystems (products from Arizona, California and the former Systems division that primarily serve the defense market), Power Management Products (Keltec) and Radio Frequency (RF) Components and Subsystems (Olektron products that primarily serve the defense market). The products from the operating divisions aggregated into the Signal Wireless Group and Microwave Components and Subsystems segments have similar types of production processes and types of customers. Both Advanced Frequency Products and Systems (formerly in Webster, MA) have been consolidated into Olektron which is located in Beverly, MA. We have begun transferring and will eventually move all of our fixed wireless products in Arizona and California to Olektron as well. These consolidation actions had no effect on our reporting segments. In reporting business segment operating income, corporate headquarters' expenses have been allocated to the business segments based on a percentage of net sales.

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

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". Segment data includes a charge for allocating a portion of corporate headquarters costs. The following table presents selected financial data by business segment for the years ending December 31:

SELECTED FINANCIAL DATA BY BUSINESS SEGMENT

(amounts in thousands)                     2001           2000           1999
                                         --------       --------       --------
Net Sales
Signal Wireless Group                    $ 12,297       $ 19,489       $  3,541
Microwave Components and Subsystems        37,214         40,827         41,845
Power Management Products                  28,463         27,930         25,403
RF Components and Subsystems               12,577         10,241         11,660
                                         --------       --------       --------
                                         $ 90,551       $ 98,487       $ 82,449

Operating Income
Signal Wireless Group                    $(21,799)      $ (4,724)      $   (394)
Microwave Components and Subsystems         3,412          5,768          2,731
Power Management Products                   3,381          4,666          2,937
RF Components and Subsystems                1,514           (250)           291
                                         --------       --------       --------
                                         $(13,492)      $  5,460       $  5,565

(amounts in thousands)                      2001           2000           1999
                                          --------       --------       --------
Total Assets
Signal Wireless Group                     $ 26,799       $ 22,388       $ 10,428
Microwave Components and Subsystems         20,694         18,070         17,988
Power Management Products                   12,803         13,789         12,099
RF Components and Subsystems                 7,743          7,494          7,659
Other                                       15,356         40,652          9,427
                                          --------       --------       --------
                                          $ 83,395       $102,393       $ 57,601

Long-lived Assets - net
Signal Wireless Group                     $ 17,257       $ 10,434       $  8,230
Microwave Components and Subsystems          7,711          6,899          7,484
Power Management Products                    3,451          3,650          4,478
RF Components and Subsystems                 3,743          3,582          3,860
Other                                          158            211            267
                                          --------       --------       --------
                                          $ 32,320       $ 24,776       $ 24,319

During December 2001 we consolidated the operations that occupied our Webster, MA building into our Beverly, MA facility. The 25,000 square foot building in Webster, MA is idle and for sale. The building is actively being marketed and we expect to sell the building during 2002. The net book value of the land and building for sale is $789 at December 31, 2001 and is included in the Microwave Components and Subsystems business segment. We estimate that the net realizable value of the facility is in excess of the net book value.

(amounts in thousands)                       2001           2000         1999
                                            -------       -------       -------
Long-lived Asset Additions
Signal Wireless Group                       $10,068       $ 2,679       $ 7,354
Microwave Components and Subsystems           1,682         1,344           841
Power Management Products                       304            12           599
RF Components and Subsystems                    688           623           385
Other                                            34            33           196
                                            -------       -------       -------
                                            $12,776       $ 4,691       $ 9,375

Depreciation and Amortization Expense
Signal Wireless Group                       $ 2,473       $ 1,446       $   178
Microwave Components and Subsystems           1,512         1,379         1,604
Power Management Products                       506           822           928
RF Components and Subsystems                    533           466           432
Other                                            84            90            56
                                            -------       -------       -------
                                            $ 5,108       $ 4,203       $ 3,198

NET SALES BY CUSTOMER CATEGORY

(amounts in thousands)                     2001          2000          1999
                                          -------       -------       -------
U.S. Government Military
Signal Wireless Group                     $    27       $    --       $    --
Microwave Components and Subsystems        22,216        27,812        23,907
Power Management Products                  19,459        17,548        21,537
RF Components and Subsystems                9,074         8,026         9,386
                                          -------       -------       -------
                                          $50,776       $53,386       $54,830

U.S. Government Non-Military
Signal Wireless Group                     $    --       $    --       $    --
Microwave Components and Subsystems         1,499           367         2,635
Power Management Products                      --           320            --
RF Components and Subsystems                   --           156           428
                                          -------       -------       -------
                                          $ 1,499       $   843       $ 3,063

U.S. Commercial
Signal Wireless Group                     $ 6,342       $13,211       $ 1,515
Microwave Components and Subsystems         7,587         3,280         4,724
Power Management Products                     220           593            59
RF Components and Subsystems                  456           597         1,124
                                          -------       -------       -------
                                          $14,605       $17,681       $ 7,422
International Military
Signal Wireless Group                     $    25       $    --       $    --
Microwave Components and Subsystems         5,007         7,661        10,139
Power Management Products                   8,368         9,324         3,802
RF Components and Subsystems                2,386         1,232           983
                                          -------       -------       -------
                                          $15,786       $18,217       $14,924

International Commercial
Signal Wireless Group                     $ 5,903       $ 6,278       $ 1,906
Microwave Components and Subsystems           905         1,705           124
Power Management Products                     416           145             5
RF Components and Subsystems                  661           232           175
                                          -------       -------       -------
                                          $ 7,885       $ 8,360       $ 2,210
                                          -------       -------       -------
Total                                     $90,551       $98,487       $82,449
                                          =======       =======       =======


Significant Customer

Revenue of approximately $12,923 (14%), $16,617 (17%) and $14,770 (18%) was
attributable to Raytheon Company for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, accounts receivable from Raytheon Company accounted for approximately $2,208 (16%) and $2,214 (11%), respectively, of the total amount of accounts receivable due to the Company.

18.      UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following quarterly financial information should be read in conjunction with Notes 1 and 2. The first three quarters in each year consist of thirteen week periods with the fourth quarter ending on December 31.

                                                                      First           Second             Third            Fourth
     2001:                                                           Quarter          Quarter           Quarter           Quarter
                                                                     --------         --------          --------          --------
     Net sales                                                       $ 22,830         $ 22,160          $ 20,477          $ 25,084
     Gross profit                                                       7,276            5,947            (2,924)            7,715
     Operating income                                                      24           (1,475)          (11,153)             (888)
     Net income (loss)                                                    170             (846)          (16,126)             (932)
     Net income (loss) per share:
          Basic                                                      $   0.02         $  (0.08)         $  (1.61)         $  (0.09)
          Diluted                                                    $   0.02         $  (0.08)         $  (1.61)         $  (0.09)
     Shares used in calculating
     Net income (loss) per share:
          Basic                                                         9,952            9,966            10,024            10,069
          Diluted                                                      10,658            9,966            10,024            10,069
                                                                     ========         ========          ========          ========

     2000:
     Net sales                                                       $ 20,289         $ 23,062          $ 27,165          $ 27,971
     Gross profit                                                       6,905            7,844             7,886             9,270
     Operating income                                                     765            1,691             1,009             1,995
     Net income (loss)                                                    241              718               555            (4,037)
     Net income (loss) per share:
          Basic                                                      $   0.03         $   0.09          $   0.06          $  (0.41)
          Diluted                                                    $   0.03         $   0.08          $   0.06          $  (0.41)
     Shares used in calculating
     Net income (loss) per share:
          Basic                                                         7,748            7,830             8,615             9,923
          Diluted                                                       8,794            8,863             9,578             9,923
                                                                     ========         ========          ========          ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company's definitive proxy statement for its annual meeting of stockholders to be held on May 14, 2002, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements                                            Page
------------------------------------------------------------------------------------
Report of Independent Accountants                                                23
Financial Statements for the Years Ended December 31, 2001, 2000 and 1999:
     Consolidated Balance Sheets                                                 24
     Consolidated Statements of Operations                                       25
     Consolidated Statements of Stockholders' Equity                             26
     Consolidated Statements of Cash Flows                                       27
Notes to Consolidated Financial Statements                                       28

(a)(2) Financial Statement Schedule
------------------------------------------------------------------------------------
Schedule II Valuation and Qualifying Accounts                                    49

All other schedules are omitted because they are not applicable, nor required under the instructions, or all the information required is set forth in the consolidated financial statements or notes thereto.

(2) The following described exhibits are filed herewith or incorporated herein by reference indicated:

        Exhibit
        Number        Description
        ------        -----------

         3.1      Certificate of Incorporation, as amended to date.*

         3.2      By-Laws, as amended to date.**

         10.1     Employee Incentive Stock Option Plan - 1982.*

         10.2     1992 Equity Incentive Plan.*

         10.3     2001 Equity Incentive Plan

         10.4     Signal Technology Corporation 401(k) Plan.*

         10.5 Lease dated as of October 18, 1990 by and between Benecia Associates and ST Microwave Corp.*

         10.6 Purchase and Sale Agreement by and between Tecnetics, Incorporated and Keltec Corporation, dated September 7, 1995.***

         10.7 First Amendment to lease, dated as of September 9, 1996, by and between Benecia Associates and Signal Technology Corporation.****

         10.8     Employee Stock Purchase Plan.*****

         10.9 Sublease Agreement as of October 1, 1998 by and between Copyright Clearance Center, Inc. and Signal Technology Corporation.******

         10.10 Amendment Agreement No. 8 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of May 11, 2000. *******

         10.11 Amendment Agreement No. 9 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of September 30, 2000. *******

         10.12 Amendment Agreement No. 10 to Second Amended and Restated Credit Agreement, dated as of September 30, 1993, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston, dated as of December 22, 2000. *******

         10.13 Third Amended and Restated Credit Agreement, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston dated as of February 27, 2001. *******

         10.14 Agreement and Waiver to the Third Amended and Restated Credit Agreement, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston dated as of November 14, 2001.

         10.15 Waiver of Financial Covenants for Fourth Quarter of Fiscal Year 2001, with Fleet National Bank, formerly known as BankBoston, N.A., formerly known as the First National Bank of Boston dated as of March 20,2002.

         21.1     Schedule of Registrant's subsidiaries.

         23.1     Consent of Independent Accountants.

         * Incorporated by reference to the corresponding exhibit filed as part of the Registrant's registration statement on Form S-1, as amended (File No. 33-61124).

         ** Incorporated by reference to the corresponding exhibit filed as part of the Registrant's 1993 Annual Report on Form 10-K.

         *** Incorporated by reference to the corresponding exhibit filed as part of the Registrant's 1995 Annual report on Form 10-K.

         **** Incorporated by reference to the definitive Proxy Statement to be filed with the SEC in connection with Company's Annual Meeting of Shareholders to be held on May 6, 1997.

         ***** Incorporated by reference to the corresponding exhibit filed as part of the Registrant's 1996 Annual report on Form 10-K.

         ****** Incorporated by reference to the corresponding exhibit files as a part of the Registrant's 1998 Annual report on Form 10-K.

         ******* Incorporated by reference to the corresponding exhibit files as a part of the Registrant's 2000 Annual report on Form 10-K.

 (b)      Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SIGNAL TECHNOLOGY CORPORATION

                    By: /s/  Robert Nelsen
                    --------------------------------------------------------
                    Chief Financial Officer and Principal Accounting Officer

Date:  March 26, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       /s/      George E. Lombard                                March 26, 2002
       -----------------------------------------------
       Chairman, Chief Executive Officer and Principle
       Executive Officer


       /s/      Robert Nelsen                                    March 26, 2002
       -----------------------------------------------
       Chief Financial Officer


       /s/      Bernard P. O'Sullivan                            March 26, 2002
       -----------------------------------------------
       Bernard P. O'Sullivan
       Director


       /s/      Harvey C. Krentzman                              March 26, 2002
       -----------------------------------------------
       Harvey C. Krentzman
       Director


       /s/      Joseph S. Schneider                              March 26, 2002
       -----------------------------------------------
       Joseph S. Schneider
       Director


       /s/      Larry L. Hansen                                  March 26, 2002
       -----------------------------------------------
       Larry L. Hansen
       Director


       /s/      Thomas McInerney                                 March 26, 2002
       -----------------------------------------------
       Thomas McInerney
       Director


       /s/      Thomas Skelly                                    March 26, 2002
       -----------------------------------------------
       Thomas Skelly
       Director

                  SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                                                                Years Ended December 31, 2001, 2000 and 1999
                                                   --------------------------------------------------------------------------
                                                    Balance at          Charged to          Charged to             Balance at
                                                    Beginning           Costs and             Other                   End
Description                                         Of Period            Expenses            Accounts              Of Period
-----------------------------------------------------------------------------------------------------------------------------
1999    Inventory reserve                          $5,928,000          $1,643,000       $ (2,764,000) (2)         $ 4,807,000
        Allowance for doubtful accounts               332,000              73,000           (206,000) (1)             199,000
-----------------------------------------------------------------------------------------------------------------------------
2000    Inventory reserve                          $4,807,000          $1,172,000       $ (2,015,000) (2)         $ 3,964,000
        Allowance for doubtful accounts               199,000             401,000            (58,000) (1)             542,000
-----------------------------------------------------------------------------------------------------------------------------
2001    Inventory reserve                          $3,964,000         $10,412,000       $ (2,034,000) (2)         $12,342,000
        Allowance for doubtful accounts               542,000              77,000           (335,000) (1)             284,000
-----------------------------------------------------------------------------------------------------------------------------

Notes

(1)  Write-off of bad debts
(2)  Charged to inventory accounts from previously established reserved amounts.