Form 10-Q
period 2002-03-31
SIGNAL TECHNOLOGY CORP
filed 2002-05-13
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 000-21770

SIGNAL TECHNOLOGY CORPORATION
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE	04-2758268
(State Or Other Jurisdiction Of Incorporation Or Organization)	(I.R.S. Employer Identification No.)

222 ROSEWOOD DRIVE, DANVERS, MA (Address of principal executive offices)	01923-4502 (Zip Code)

Registrant’s telephone number, including area code: (978) 774-2281

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒       No:  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Common Stock $.01 Par Value	Outstanding at May 3, 2002 10,401,217 shares

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2002	2001

	(Unaudited)
Assets:
Cash and cash equivalents	$10,097	$10,850
Accounts receivable, net	12,220	13,796
Inventories, net of progress payments	19,214	18,675
Deferred taxes	1,234	1,234
Refundable income taxes	2,050	2,298
Other current assets	447	453

Total current assets	45,262	47,306
Property, plant and equipment, net	17,605	17,803
Intangible assets, net	15,321	14,517
Other assets	3,576	3,769

Total assets	$81,764	$83,395

Liabilities and stockholders’ equity:
Accounts payable	$3,494	$4,651
Accrued expenses	10,454	11,191
Customer advances	2,049	2,055
Other current liabilities	2,967	2,298
Current maturities of long-term debt	4,646	4,855

Total current liabilities	23,610	25,050

Deferred income taxes	1,234	1,234
Other long-term liabilities	3,506	3,003
Long-term debt, net of current maturities	537	545

Total liabilities	28,887	29,832

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	105	105
Additional paid-in capital	56,136	55,845
Accumulated deficit	(2,393)	(1,416)

	53,848	54,534
Less treasury stock	(971)	(971)

Total stockholders’ equity	52,877	53,563

Total liabilities and stockholders’ equity	$81,764	$83,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net sales	$19,901	$22,830
Cost of sales	13,905	15,554

Gross profit	5,996	7,276

Operating expenses:
Selling, general and administrative	6,044	5,794
Research and development	1,640	1,458

Total operating expenses	7,684	7,252

Operating income (loss)	(1,688)	24

Interest expense	(102)	(126)
Interest income	63	386

Income (loss) before income taxes and cumulative effect of change in accounting principle	(1,727)	284
Provision for income taxes	—	(114)

Income (loss) before cumulative effect of change in accounting principle	(1,727)	170
Cumulative effect of change in accounting principle, net of tax	750	—

Net income (loss)	$(977)	$170

Per common share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.17)	$0.02

Cumulative effect of change in accounting principle, net of tax	$0.07	—

Net income (loss)	$(0.09)	$0.02

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.17)	$0.02

Cumulative effect of change in accounting principle, net of tax	$0.07	—

Net income (loss)	$(0.09)	$0.02

Shares used in calculating net income (loss) per share
Basic	10,379	9,952

Diluted	10,379	10,658

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

Net cash used in operating activities	$(361)	$(12,518)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(626)	(1,910)
Other assets	193	28

Net cash used in investing activities	(433)	(1,882)

Cash flows from financing activities:
Proceeds from exercise of stock options	25	8
Proceeds from Employee Stock Purchase Plan	233	285
Payments of long-term debt	(217)	(229)

Net cash provided by financing activities	41	64

Net decrease in cash	(753)	(14,336)

Cash and cash equivalents, beginning of period	10,850	31,024

Cash and cash equivalents, end of period	$10,097	$16,688

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Notes To The Condensed Consolidated Financial Statements
(In thousands, except per share data)

1.	BASIS OF PRESENTATION
The condensed consolidated financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2001, included in our annual report on Form 10-K. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

Our fiscal quarter consists of a thirteen week period ending on the Saturday closest to March 31. For ease of presentation, interim periods are designated to have ended on March 31.

2.	RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Net intangible assets, including net goodwill of $5,253, amounted to $15,321 at March 31, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill on January 1, 2002. In addition, the Company wrote off negative goodwill in the amount of $750 in connection with its Power Management Products (Keltec) segment. This amount has been reported as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the three months ended March 31, 2002. The Company is currently assessing the impact of the transitional impairment test of its goodwill and expects to complete this assessment by the end of the second quarter of 2002.

The Company’s net income (loss) per share for the three months ended March 31, 2002 and March 31, 2001, adjusted to exclude goodwill amortization, was as follows:

	Three Months Ended
	March 31,

	2002	2001

Reported income (loss) before cumulative effect of change in accounting principle	$(1,727)	$170
Goodwill amortization, net of tax[1]	—	187

Adjusted income (loss) before cumulative effect of change in accounting principle	$(1,727)	$357

Reported basic income (loss) before cumulative effect of change in accounting principle per share	$(0.17)	$0.02
Goodwill amortization, net of tax	—	0.02

Adjusted basic income (loss) before cumulative effect of change in accounting principle per share	$(0.17)	$0.04

Reported diluted income (loss) before cumulative effect of change in accounting principle per share	$(0.17)	$0.02
Goodwill amortization, net of tax	—	0.02

Adjusted diluted income (loss) before cumulative effect of change in accounting principle per share	$(0.17)	$0.04

Reported net income (loss)	$(977)	$170
Goodwill amortization, net of tax[1]	—	187

Adjusted net income (loss)	$(977)	$357

Reported basic net income (loss) per share	$(0.09)	$0.02
Goodwill amortization, net of tax	—	0.02

Adjusted basic net income (loss) per share	$(0.09)	$0.04

Reported diluted net income (loss) per share	$(0.09)	$0.02
Goodwill amortization, net of tax	—	0.02

Adjusted diluted net income (loss) per share	$(0.09)	$0.04

(1)	Includes amortization of negative goodwill in the amount of $0 and $42 in the three months ended March 31, 2002 and 2001, respectively.

3.	EARNINGS PER SHARE
We present basic and diluted earnings per share (“EPS”). Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options for all periods using the treasury stock method.

A reconciliation of the numerator and denominator of both basic and diluted EPS is provided as follows:

	Three Months Ended
	March 31,

	2002	2001

Numerator — basic and diluted EPS Income (loss) before cumulative effect of change in accounting principle	$(1,727)	$170

Net income (loss)	$(977)	$170

Denominator — basic EPS
Common shares outstanding	10,379	9,952

Basic earnings (loss) per share before cumulative effect of change in accounting principle	$(0.17)	$0.02

Basic earnings (loss) per share	$(0.09)	$0.02

Denominator — diluted EPS
Diluted EPS shares outstanding	10,379	10,658

Diluted earnings (loss) per share before cumulative effect of change in accounting principle	$(0.17)	$0.02

Diluted earnings (loss) per share	$(0.09)	$0.02

At March 31, 2002, the number of dilutive shares was 489, which were not included in the above computation of diluted EPS because they were antidilutive due to the net loss sustained in 2002.

4.	COMPREHENSIVE INCOME (LOSS)

There were no differences between net income (loss) and comprehensive income (loss) for the three months ended March 31, 2002 and March 31, 2001.

5.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

	March 31,	December 31,
	2002	2001

Inventories:
Raw materials	$6,091	$5,392
Work in progress	13,817	14,271
Finished goods	99	225

	20,007	19,888
Less: Unliquidated progress payments	(793)	(1,213)

Inventories, net of progress payments	$19,214	$18,675

Property, plant and equipment:
Land	$992	$992
Building and improvements	10,725	10,690
Machinery and equipment	33,745	33,486
Furniture and fixtures	4,958	4,725

	50,420	49,893
Less: Accumulated depreciation	(32,815)	(32,090)

Property, plant and equipment, net	$17,605	$17,803

6.	INTANGIBLE ASSETS
On August 3, 2001, we entered into technology license and manufacturing agreements with Northrop Grumman Corporation and Vitesse Semiconductor Corporation. The agreements include a 10 year license to use Northrop Grumman’s GaAs heterojunction bipolar transistor (HBT) and pseudomorphic high electron mobility transistor (PHEMT) semiconductor technologies to produce advanced monolithic microwave integrated circuits (MMICs) and radio frequency integrated circuits (RFICs) for the mobile communications market. Northrop Grumman will receive 1,003 shares of Signal Technology’s common stock in return for the technology license agreement. At contract signing Northrop Grumman was issued 301 shares of stock. As of March 31, 2002, the remaining 702 shares are expected to be issued during the next 14 months, based on certain milestones. The value of the 1,003 shares has been recorded as an intangible asset of $7,987 and is amortized on a straight-line basis over its estimated useful life of five years. The first 301 shares are recorded at a fixed fair value of $2,794, based on our stock price as of August 3, 2001. The remaining 702 shares, valued at $5,193, will remain variable until issued and accordingly, the related asset and liability have been marked to market as of March 31, 2002.

The manufacturing agreement with Vitesse will provide us with a high-volume supply of GaAs wafers incorporating Northrop Grumman’s GaAs technologies and our MMIC and RFIC designs through the year 2010. Vitesse will receive $3,000 in cash of which $2,250 has been paid as of March 31, 2002. The Company has recorded the $3,000 as a prepaid and $750 as a liability at March 31, 2002. Vitesse also received a warrant for 500 shares of our common stock in return for the supply agreement. The warrant was valued at $2,048 using a Black-Scholes option pricing model with the following assumptions; risk-free rate of 3.9%, expected life of two years, volatility of 74% and no dividend yield. The value of the warrant was recorded as an intangible asset and is being amortized on a straight-line basis over its estimated useful life of five years.

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

In accordance with the applicable provisions of the Massachusetts Contingency Plan, we have completed our investigation of the site and have submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system, with the addition of a supplemental well and well head treatment at Weymouth Winter Street well No. 2 through an agreement with the Town of Weymouth. We have been informed that no recovery of costs incurred in the treatment of the groundwater at the facility is possible under existing insurance arrangements. We have not reached an agreement with the Town of Weymouth relative to well head treatment and, it is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative and, if not, the specific remedial actions, if any, that it will require.

We have recorded liabilities of $1,768 calculated on the discounted cash flow method using a 5.76% discount rate for anticipated costs including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash payments for Weymouth environmental contamination are expected to be $530 in 2002, including $41 paid during the first three months of 2002, $105 per year for 2003-2005 and $1,670 in total for 2006 and beyond.

Sunnyvale (Eaton) Indemnification Claim:
Eaton Corporation filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,229, related to environmental liabilities assumed by Signal when it purchased Eaton’s Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton’s motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6,969 and clarified that we are responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000, we recorded liabilities of $9,000 for anticipated costs including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $6,969 were made during the first nine months of 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. Recorded liabilities have been reduced by the cash deposits described above and are $2,031 at March 31, 2002. On April 26, 2001, the U.S. District Court denied our motion to reopen the amended judgment and to amend our answer and counterclaim. We appealed the amended judgment on May 24, 2001 and are awaiting the result.

SEC Investigation:
On March 27, 2002, the Securities and Exchange Commission completed their investigation of the Company. As previously reported in the Company’s Form 10-K as of December 31, 2001, the Company agreed to the entry of an order requiring that we cease and desist from committing or causing any violations and any future violations of the periodic reporting, record keeping, and internal control provisions of the federal securities laws set forth in Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13. However, enforcement proceedings have been initiated against several former officers, directors, and employees and, as a result, they are seeking indemnification and defense costs and penalties. We are considering payment of certain of these costs at the request of these individuals. In 2001, we therefore accrued $450 for anticipated costs related to these proceedings.

8.	DEBT
Our Revolving Credit Agreement, which includes a line of credit and real estate term loan on which $0 and $4,400, respectively, were outstanding as of March 31, 2002, has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At March 31, 2002, we were not in compliance with the financial covenants and have received a waiver for the quarter ended March 31, 2002. The waiver does not permit us to borrow money under our revolving credit facility due to the non-complinace with the financial covenants. Our credit agreement also includes a $4,400 real estate term loan that expires in January 2003, but is shown as a current liability due to the non-compliance with the financial covenants as described above. We are currently pursuing a new revolving credit facility.

9.	SEGMENT INFORMATION
We have five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and Signal Wireless Group (SWG), report their operations within two groups (Signal Wireless and Defense) comprised of four reporting segments: Signal Wireless Group, Microwave Components & Subsystems (includes products from Arizona and California divisions), Power Management Products (Keltec) and Radio Frequency (RF) Components & Subsystems (Olektron). In reporting business segment operating income (loss), corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

Our reportable segments are engaged in the following activities:

Signal Wireless Group
Designs and manufactures commercial wireless products for the telecommunications and mobile appliance industries.

Defense Group:
The Defense Group is comprised of the following three segments:

Microwave Components & Subsystems
Designs and manufactures microwave oscillators, frequency synthesizers and converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

Power Management Products
Designs and manufactures military high and low voltage power supplies, DC to DC converters and military high power amplifiers and transmitters for use in radar systems.

Radio Frequency Components & Subsystems
Designs and manufactures RF and intermediate frequency signal processing components, integrated multi-function devices and switching systems.

The following tables display net sales and operating income (loss) by business segment for the three months ended March 31, 2002 and 2001:

	Three Months Ended
	March 31,

Net Sales	2002	2001

Signal Wireless Group	$1,661	$6,115

Defense Group:
Microwave Components & Subsystems	8,236	7,401
Power Management Products	6,028	6,104
RF Components & Subsystems	3,976	3,210

Total Defense Group	18,240	16,715

	$19,901	$22,830

Operating Income (Loss)(1)
Signal Wireless Group	$(2,278)	$(1,678)

Defense Group:
Microwave Components & Subsystems	517	961
Power Management Products	306	900
RF Components & Subsystems	(233)	(159)

Total Defense Group	590	1,702

	$(1,688)	$24

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

The following table displays total assets by business segment as of March 31, 2002 and December 31, 2001:

	March 31,	December 31,
Total Assets	2002	2001

Signal Wireless Group	$25,761	$26,799
Microwave Components & Subsystems	15,684	20,694
Power Management Products	14,518	12,803
RF Components & Subsystems	11,489	7,743
Corporate	14,312	15,356

Total	$81,764	$83,395

Our desire to streamline operations has led to a reduction in our operating divisions from six to five. Systems, formerly located in Webster, MA, has been consolidated into Olektron, which is located in Beverly, MA. In addition, we have consolidated our point-to-point wireless activities at our Beverly location. In the first quarter of fiscal year 2002, we completed the consolidation of the Webster location into the Beverly location, and these operations are now included in RF Components & Subsystems. As a result of this consolidation, net sales and operating income for the three months ended March 31, 2001 and total assets at December 31, 2001 for Systems have been reclassified in the tables above from Microwave Components & Subsystems into RF Components & Subsystems to conform to 2002 presentation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our principal business is the design, development and manufacture of power management products and electronic radio frequency components and subsystems that are used in defense electronics, broadband wireless equipment, and digital cellular/PCS wireless infrastructure equipment. Our sophisticated RF, microwave and millimeter wave electronic components are used in defense applications such as radar, communications, and smart weapons and contain technology to receive, transmit and process wireless data signals. During the past two years, our management has focused on developing and implementing our strategic initiative to grow our business in the commercial wireless market. During 2001, we launched an initiative to provide highly integrated RF module products for mobile appliances, such as cell phones, wireless PDAs and computers.

The near-term outlook for our point-to-point wireless transport products remains uncertain. In response to this, we have consolidated our wireless business into our Beverly, MA location to reduce costs.

We have experienced, and expect to continue to experience, significant fluctuations in our results of operations. Factors that affect our results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures, research and development expenditures, and our ability to meet customer requirements. As a result of the foregoing or other factors, there can be no assurance that we will not experience material fluctuations in the future operating results on a quarterly or annual basis, which would materially and adversely affect our business, financial condition and results of operations.

Results of Operations

The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

	Three Months Ended
	March 31,

	2002	2001

Net sales	100.0%	100.0%
Cost of sales	69.9%	68.1%

Gross profit	30.1%	31.9%

Operating expenses:
Selling, general and administrative	30.4%	25.4%
Research and development	8.2%	6.4%

Total operating expenses	38.6%	31.8%

Operating income (loss)	(8.5)%	0.1%
Interest expense	(0.5)%	(0.6)%
Interest income	0.3%	1.7%

Income (loss) before income taxes and cumulative effect of change in accounting principle	(8.7)%	1.2%
Provision for income taxes	—	(0.5)%

Income (loss) before cumulative effect of change in accounting principle	(8.7)%	0.7%
Cumulative effect of change in accounting principle, net of tax	3.8%	—

Net income (loss)	(4.9)%	0.7%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net sales. Net sales of $19.9 million were reported for the three months ended March 31, 2002 compared to $22.8 million for the first three months of the prior year ended March 31, 2001, representing a decrease of $2.9 million, or 12.8%. The decrease in net sales is attributed to a $4.4 million decrease in sales from Signal Wireless Group, partially offset by a $1.5 million increase in sales from the Defense Group. The commercial wireless business will continue to feel the effects of the weakness in telecom industry capital spending in 2002.

Gross profit. Gross profit decreased 17.6% from $7.3 million for the first quarter of 2001 to $6.0 million for the first quarter of 2002. The primary reasons for the decrease in gross profit are a $4.4 million decrease in sales volume within the Signal Wireless Group, along with a three percentage point decrease in gross margins resulting from a change in product mix within the Defense Group.

Operating expenses. First quarter 2002 operating expenses of $7.7 million increased $.4 million, or 6%, from comparable prior year levels of $7.3 million. Selling, general and administrative expenses increased $.2 million, or 4.3%, to $6.0 million for the first quarter of 2002 compared to $5.8 million for the first quarter of 2001. This increase was primarily the result of $.5 million of spending related to the mobile appliance initiative launched in late 2001, partially offset by savings resulting from headcount reductions and facility consolidation efforts which occurred during the last half of 2001. Research and development increased $0.2 million, or 12.5%, to $1.6 million for the first quarter of 2002 compared to $1.4 million for the first quarter of 2001. The increase is primarily due to $.9 million of new spending related to the mobile appliance initiative, partially offset by overall spending reductions in existing businesses.

Interest income. Interest income decreased $.3 million from $.4 million of income during the first quarter of 2001 to $.1 million of income during the first quarter of 2002. This decrease is due to lower cash balances and lower interest rates on these balances.

Provision for income taxes. No provision for income taxes was recorded during the first quarter of 2002 due to losses incurred. The effective income tax rate was 40% during the first quarter of 2001.

Business Segments
We have five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and Signal Wireless Group (SWG), report their operations within two groups (Signal Wireless and Defense) comprised of four reporting segments: Signal Wireless Group, Microwave Components & Subsystems (includes products from Arizona and California divisions), Power Management Products (Keltec) and Radio Frequency (RF) Components & Subsystems (Olektron). In reporting business segment operating income (loss), corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

The following tables display net sales and operating income by business segment for each of the quarters ending March 31:

	Three Months Ended
	March 31,

Net Sales	2002	2001

Signal Wireless Group	$1,661	$6,115

Defense Group:
Microwave Components & Subsystems	8,236	7,401
Power Management Products	6,028	6,104
RF Components & Subsystems	3,976	3,210

Total Defense Group	18,240	16,715

	$19,901	$22,830

Operating Income (Loss)(1)
Signal Wireless Group	$(2,278)	$(1,678)

Defense Group:
Microwave Components & Subsystems	517	961
Power Management Products	306	900
RF Components & Subsystems	(233)	(159)

Total Defense Group	590	1,702

	$(1,688)	$24

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Our desire to streamline operations has led to a reduction in our operating divisions from six to five. Systems, formerly located in Webster, MA. has been consolidated into Olektron, which is located in Beverly, MA. In addition, we have consolidated our point-to-point wireless activities at our Beverly location. In the first quarter of fiscal year 2002, we completed the consolidation of the Webster location into the Beverly location, and these operations are now included in RF Components & Subsystems. As a result of this consolidation, net sales and operating income for the three months ended March 31, 2001 for Systems have been reclassified in the table above from Microwave Components & Subsystems into RF Components & Subsystems to conform to 2002 presentation.

Signal Wireless Group
Net sales. Net sales decreased 72.8% from $6.1 million during the first quarter of 2001 to $1.7 million during the comparable period in 2002. The $4.4 million decrease is due to a continued decrease in demand for wireless products during the first quarter of 2002. The decrease in demand is due to global weakness in wireless telecom infrastructure spending and the uncertainty in U.S. wireless competitive local exchange carrier (CLEC) markets.

Operating loss. Operating loss increased 33.6% from $1.7 million during the first quarter of 2001 to $2.3 million during the comparable period in 2002. The increased operating loss is primarily due to a $4.4 million decrease in sales volume, a nine percentage point decrease in gross margins, and increased operating expenses related to $1.4 million in startup costs associated with the mobile appliance initiative launched in late 2001.

Defense Group
 Net sales. Net sales increased 9.1% from $16.7 million during the first quarter of 2001 to $18.2 million during the comparable period in 2002. The overall $1.5 million increase in Defense

Group net sales was primarily the result of higher sales volume in the Microwave Components & Subsystems and RF Components & Subsystems segments, in part due to delayed shipments from the fourth quarter of 2001.

Operating income. Operating income decreased 67.5% from $1.7 million during the first quarter of 2001 to $.6 million during the comparable period in 2002. The decrease is primarily due to a change in sales mix resulting in lower gross margins within the Microwave Components & Subsystems and Power Management Products segments.

Liquidity and Capital Resources
At March 31, 2002, we had working capital of $21.7 million, including cash and cash equivalents of $10.1 million, as compared to working capital of $22.3 million including cash and cash equivalents of $10.9 million at December 31, 2001. Net cash flow used in operations was $.4 million during the first three months of 2002 compared to $12.5 million net cash flow used in operations during the first three months of 2001. During the first three months of 2001, the primary reasons for the use of cash in operations were a $6.2 million cash deposit made with the Clerk, United States District Court by order of the United States District Court for the Northern District of California in association with our Eaton claim, a $3.8 million increase in inventory and $2.8 million in net payments of accrued expenses, including income taxes and management incentive compensation.

Net cash used in investing activities was $.4 million during the first three months of 2002 compared to $1.9 million during the first three months of 2001. During the first three months of 2002, $.6 million was used for additions to property, plant and equipment compared to $1.9 million during the first three months of 2001. The primary reason for the decrease was a reduction in capital spending during the first quarter of 2002 compared to the first quarter of 2001.

Net cash provided by financing activities was $.04 million during the first three months of 2002, which was relatively flat as compared to $.06 million, provided during the first three months of 2001. Net financing activities during both comparative quarters resulted from proceeds from exercise of stock options and employee stock plan purchases, offset by payments on long term debt.

Our Revolving Credit Agreement, which includes a line of credit and real estate term loan on which $0 and $4.4 million, respectively, were outstanding as of March 31, 2002, has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At March 31, 2002, we were not in compliance with the financial covenants and have received a waiver for the quarter ended March 31, 2002. The waiver does not permit us to borrow money under our revolving credit facility due to the non-compliance with the financial covenants. Our credit agreement also includes a $4.4 million real estate term loan that expires in January 2003, but is shown as a current liability due to the non-compliance with the financial covenants as described above. We are currently pursuing a new revolving credit facility.

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

Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets,” which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. Net intangible assets, including net goodwill of $5.3 million, amounted to $15.3 million at March 31, 2002. In accordance with SFAS No. 142, the Company ceased amortizing goodwill on January 1, 2002. In addition, the Company wrote off negative goodwill in the amount of $.75 million in connection with its Power Management Products (Keltec) segment. This amount has been reported as the cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the three months ended March 31, 2002. The Company is currently assessing the impact of the transitional impairment test of its goodwill and expects to complete this assessment by the end of the second quarter of 2002.

Cautionary Note
This Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended including without limitation (i) the anticipated outcome and impact of proceedings in which we are involved, (ii) the impact of our credit facility on our liquidity, (iii) our ability to meet operating and capital requirements and to pursue acquisition opportunities, and (iv) certain other statements identified or qualified by words such as “likely”, “will”, “suggests”, “may”, “would”, “could”, “should”, “expects”, “anticipates”, “estimates”, “plans”, “projects”, “believes”, “is optimistic about”, or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-Q, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, our ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, our ability to finance operations on terms that are acceptable, our ability to attract and retain qualified personnel including our management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the U.S. Government), our ability to realize sufficient margins on sales of its products, the availability and timing of funding for our current products and the development of future products.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose us to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. We have not purchased options or entered into swaps or forward or futures contracts. Our primary market risk exposure is that of interest rate risk on borrowings under our revolving credit facility, which are subject to interest rates based on the bank’s base rate. We also have a collateralized real estate loan at the bank’s base rate and a change in the applicable interest rate on these loans would affect the rate at which we could borrow funds.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Note 7 — Commitments and Contingencies to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNAL TECHNOLOGY CORPORATION

By:	Robert N. Nelsen
Chief Financial Officer and Principal Accounting Officer Date: May 13, 2002