Form 10-Q
period 2002-06-30
SIGNAL TECHNOLOGY CORP
filed 2002-08-13
CIK 901119

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-21770

SIGNAL TECHNOLOGY CORPORATION

(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE (State Or Other Jurisdiction Of Incorporation Or Organization)	04-2758268 (I.R.S. Employer Identification No.)

222 ROSEWOOD DRIVE, DANVERS, MA (Address of principal executive offices)	01923-4502 (Zip Code)

Registrant’s telephone number, including area code: (978) 774-2281

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:        No:

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Common Stock $.01 Par Value	Outstanding at August 2, 2002 10,481,179 shares

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)

	June 30,	December 31,
	2002	2001

	(Unaudited)
Assets:

Cash and cash equivalents	$10,322	$10,850

Accounts receivable, net	14,555	13,796

Inventories, net of progress payments	17,472	18,675

Deferred taxes	1,234	1,234

Refundable income taxes	2,052	2,298

Other current assets	1,143	453

Total current assets	46,778	47,306

Property, plant and equipment, net	17,824	17,803

Goodwill	1,222	5,003

Intangible assets, net	10,544	9,514

Other assets	2,780	3,769

Total assets	$79,148	$83,395

Liabilities and stockholders’ equity:

Accounts payable	$3,263	$4,651

Accrued expenses	11,136	11,191

Customer advances	3,129	2,055

Other current liabilities	3,765	2,298

Current maturities of long-term debt	4,459	4,855

Total current liabilities	25,752	25,050

Deferred income taxes	1,234	1,234

Other long-term liabilities	4,104	3,003

Long-term debt, net of current maturities	529	545

Total liabilities	31,619	29,832

Commitments and contingencies (Note 7)

Stockholders’ equity:

Common stock	106	105

Additional paid-in capital	56,393	55,845

Accumulated deficit	(7,999)	(1,416)

	48,500	54,534

Less treasury stock	(971)	(971)

Total stockholders’ equity	47,529	53,563

Total liabilities and stockholders’ equity	$79,148	$83,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	$21,490	$22,160	$41,391	$44,990

Cost of sales	14,626	16,213	28,531	31,767

Gross profit	6,864	5,947	12,860	13,223

Operating expenses:

Selling, general and administrative	5,884	5,915	11,928	11,709

Research and development	2,423	1,507	4,063	2,965

Total operating expenses	8,307	7,422	15,991	14,674

Operating loss	(1,443)	(1,475)	(3,131)	(1,451)

Interest expense	(101)	(115)	(203)	(241)

Interest income	54	180	117	566

Loss before income taxes and cumulative effect of change in accounting principle	(1,490)	(1,410)	(3,217)	(1,126)

Benefit for income taxes	—	(564)	—	(450)

Loss before cumulative effect of change in accounting principle	(1,490)	(846)	(3,217)	(676)

Cumulative effect of change in accounting principle, net of tax	—	—	(3,366)	—

Net loss	$(1,490)	$(846)	$(6,583)	$(676)

Per common share:

Basic:

Loss before cumulative effect of change in accounting principle	$(0.14)	$(0.08)	$(0.31)	$(0.07)

Cumulative effect of change in accounting principle, net of tax	—	—	(0.32)	—

Net loss	$(0.14)	$(0.08)	$(0.63)	$(0.07)

Diluted:

Loss before cumulative effect of change in accounting principle	$(0.14)	$(0.08)	$(0.31)	$(0.07)

Cumulative effect of change in accounting principle, net of tax	—	—	(0.32)	—

Net loss	$(0.14)	$(0.08)	$(0.63)	$(0.07)

Shares used in calculating net loss per share:

Basic	10,408	9,966	10,394	9,952

Diluted	10,408	9,966	10,394	9,952

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
 (Unaudited)

	Six Months Ended
	June 30,

	2002	2001

Net cash provided by (used in) operating activities	$1,100	$(15,536)

Cash flows from investing activities:

Purchases of property, plant and equipment	(1,673)	(3,182)

Proceeds from sale of property, plant and equipment	—	32

Other assets	9	42

Net cash used in investing activities	(1,664)	(3,108)

Cash flows from financing activities:

Payments on long-term debt	(413)	(452)

Proceeds from exercise of stock options	216	111

Proceeds from employee stock purchase plan	233	285

Net cash provided by (used in) financing activities	36	(56)

Net decrease in cash	(528)	(18,700)

Cash and cash equivalents, beginning of period	10,850	31,024

Cash and cash equivalents, end of period	$10,322	$12,324

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Notes To The Condensed Consolidated Financial Statements
(In thousands, except per share data)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2001, included in our annual report on Form 10-K. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

During the second quarter of 2002, we completed our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and recorded the impact retroactive to the first quarter of 2002, in accordance with the provisions of this standard. See Note 6 for the impact from this adoption.

Our fiscal quarter consists of a thirteen-week period ending on the Saturday closest to June 30. For ease of presentation, interim periods are designated to have ended on June 30.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such, but instead will be reported as other non-operating income or expenses. The Company does not expect any impact from the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes the FASB’s Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan are now recognized when the liability is incurred. This standard will impact any future restructuring the Company approves on or after January 1, 2003.

3.	LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares that would be issued upon exercise of stock options and warrants for all periods using the treasury stock method.

A reconciliation of the numerator and denominator of both basic and diluted loss per share is provided as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Numerator — basic and diluted loss per share

Loss before cumulative effect of change in accounting principle	$(1,490)	$(846)	$(3,217)	$(676)

Net loss	$(1,490)	$(846)	$(6,583)	$(676)

Denominator — basic loss per share

Common shares outstanding	10,408	9,966	10,394	9,952

Basic loss per share before cumulative effect of change in accounting principle	$(0.14)	$(0.08)	$(0.31)	$(0.07)

Basic loss per share	$(0.14)	$(0.08)	$(0.63)	$(0.07)

Denominator — diluted loss per share

Diluted shares outstanding	10,408	9,966	10,394	9,952

Diluted loss per share before cumulative effect of change in accounting principle	$(0.14)	$(0.08)	$(0.31)	$(0.07)

Diluted loss per share	$(0.14)	$(0.08)	$(0.63)	$(0.07)

Options and warrants to purchase a total of 1,189 and 1,095 shares of the Company’s common stock were outstanding during the three and six months ended June 30, 2002, respectively. Options to purchase 675 and 690 shares of common stock were outstanding during the three and six months ended June 30, 2001, respectively. These options and warrants were not included in the above computation of diluted loss per share because they were antidilutive due to the net loss sustained in 2002 and 2001.

4.	COMPREHENSIVE INCOME (LOSS)

There were no differences between net loss and comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001.

5.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

	June 30,	December 31,
	2002	2001

Inventories:

Raw materials	$4,811	$5,392

Work in progress	11,823	14,271

Finished goods	1,051	225

	17,685	19,888

Less: Unliquidated progress payments	(213)	(1,213)

Inventories, net of progress payments	$17,472	$18,675

Property, plant and equipment:

Land	$992	$992

Building and improvements	10,748	10,690

Machinery and equipment	34,275	33,486

Furniture and fixtures	5,283	4,725

	51,298	49,893

Less: Accumulated depreciation	(33,474)	(32,090)

Property, plant and equipment, net	$17,824	$17,803

6.	GOODWILL AND INTANGIBLE ASSETS

On August 3, 2001, we entered into technology license and manufacturing agreements with Northrop Grumman Corporation and Vitesse Semiconductor Corporation. The agreements include a 10 year license to use Northrop Grumman’s GaAs heterojunction bipolar transistor (HBT) and pseudomorphic high electron mobility transistor (PHEMT) semiconductor technologies to produce advanced monolithic microwave integrated circuits (MMICs) and radio frequency integrated circuits (RFICs) for the mobile communications market. Northrop Grumman will receive 1,003 shares of our common stock in return for the technology license agreement. At contract signing Northrop Grumman was issued 301 shares of stock. As of June 30, 2002, the remaining 702 shares are expected to be issued based on achievement of certain milestones. The entire value of the 1,003 shares has been recorded as an intangible asset of $9,384 and is being amortized on a straight-line basis over its estimated useful life of five years. The first 301 shares are recorded at a fixed fair value of $2,794, based on our stock price as of August 3, 2001. The remaining 702 shares, valued at $6,590, will remain variable until issued and accordingly, the related asset and liability have been marked to market as of June 30, 2002.

The manufacturing agreement with Vitesse will provide us with a high-volume supply of GaAs wafers incorporating Northrop Grumman’s GaAs technologies and our MMIC and RFIC designs through the year 2010. The Company paid Vitesse $3,000 in cash for this agreement, all of which has been paid and recorded as a prepaid asset. This prepaid asset is being amortized on a straight-line basis over its estimated useful life of five years and as of June 30, 2002 had a remaining balance of $2,450. Vitesse also received a warrant for 500 shares of our common stock in return for the supply agreement. The warrant was valued at $2,048 using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 3.9%, expected life of two years, volatility of 74% and no dividend yield. The value of the warrant was recorded as an intangible asset and is being amortized on a straight-line basis over its estimated useful life of five years.

During the second quarter of 2002, we completed our adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and recorded the impact retroactive to the first quarter of 2002, in accordance with the provisions of this standard. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. As part of the adoption of SFAS No. 142, we reassessed the useful lives of existing intangible assets and determined an adjustment was not necessary.

The Company has identified the following reporting units (by operating segment) for the purposes of assessing impairments of goodwill:

Reporting Unit	Segment

Arizona Operation	Microwave Components & Subsystems

California Operation	Microwave Components & Subsystems

Keltec Operation	Power Management Products

Olektron Operation	Radio Frequency (RF) Components & Subsystems

Semiconductor Operation	Signal Wireless Group

Signal Wireless	Signal Wireless Group

A two-step impairment test is used to first identify potential goodwill impairment and then to measure the amount of goodwill impairment loss. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of change in accounting principle.

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company utilized a discounted cash flow method to determine the fair value of all reporting units with recorded goodwill. The Company completed the transitional impairment test and has recorded a goodwill impairment charge of $23 related to the Olektron Operation and $4,093 related to Signal Wireless as a cumulative effect of change in accounting principle in the first quarter of 2002. In addition, the Company reversed into income the excess of acquired net assets over cost in the amount of $750 in connection with the Keltec Operation as a cumulative effect of change in accounting principle in the first quarter of 2002.

The following is a roll forward of our goodwill balance from December 31, 2001 to June 30, 2002 by reporting unit:

				Reversal of excess of
		Balance as of	Adjustments to goodwill	acquired net assets	Balance as of
Reporting Unit (1)		December 31, 2001	during the period	& Impairment losses	June 30, 2002

California Operation		$462	$—	$—	$462

Keltec Operation		425	(415)	750	760

Olektron Operation		23	—	(23)	—

Signal Wireless		4,093	—	(4,093)	—

	Total	$5,003	$(415)	$(3,366)	$1,222

(1)	Goodwill was allocated to the reporting units based on the reporting unit associated with the initial acquisition. Based on this methodology, no goodwill is assigned to the Arizona and Semiconductor reporting units.

The following is a reconciliation of previously reported financial information to show the proforma effect on earnings and earnings per share had SFAS No. 142 been in effect for the following periods:

	Three Months Ended June 30, 2001			Six Months Ended June 30, 2001

		Earnings per share			Earnings per share

	Earnings	Basic	Diluted	Earnings	Basic	Dilutive

Reported net loss	$(846)	$(0.08)	$(0.08)	$(676)	$(0.07)	$(0.07)

Goodwill amortization, net of tax	214	0.02	0.02	427	0.04	0.04

Adjusted net loss	$(632)	$(0.06)	$(0.06)	$(249)	$(0.03)	$(0.03)

Amortized Intangible Assets

All the Company’s intangible assets, excluding goodwill, are subject to amortization. The following table sets forth the gross carrying amount and accumulated amortization of the Company’s intangible assets:

		June 30, 2002			December 31, 2001

	Weighted	Gross carrying	Accumulated	Net	Gross carrying	Accumulated	Net
	average life	amount	amortization	Amount	amount	amortization	Amount

Tradename	5 years	$525	$277	$248	$525	$202	$323

Completed Technology	7 years	1,500	541	959	1,500	434	1,066

Warrants issued to Vitesse	5 years	2,048	375	1,673	2,048	171	1,877

Technology license from Northrop Grumman	5 years	9,384	1,720	7,664	6,816	568	6,248

Total		$13,457	$2,913	$10,544	$10,889	$1,375	$9,514

Aggregate amortization expense for the three and six months ended June 30, 2002 was $836 and $1,539, respectively. Aggregate amortization expense for the year ended December 31, 2001 was $1,053. Amortization expense for the next five years is estimated to be $2,839, $2,601, $2,598, $2,501, and $1,544.

7.	COMMITMENTS AND CONTINGENCIES

We are involved from time to time in litigation incidental to our business. Ongoing legal proceedings include the following:

Weymouth Environmental Contamination:

In April 1996, we sold our manufacturing facility in Weymouth, Massachusetts but retained the environmental liability and responsibility associated with groundwater contaminants present at and associated with the site. This site has been classified as a Tier 1A disposal site by the Massachusetts Department of Environmental Protection, or DEP, as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the site and still present in the groundwater at the site; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants, which did not originate at the facility, have also been detected in the well field.

In accordance with the applicable provisions of the Massachusetts Contingency Plan, we have completed our investigation of the site and have submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system, with the addition of a supplemental well and wellhead treatment at Weymouth Winter Street Well No. 2 through an agreement with the Town of Weymouth. We have been informed that no recovery of costs incurred in the treatment of the groundwater at the facility is possible under existing insurance arrangements. We have not reached an agreement with the Town of Weymouth relative to wellhead treatment. It is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative and, if not, the specific remedial actions, if any, that it will require.

We have recorded liabilities of $1,738 calculated on the discounted cash flow method using a 5.76% discount rate for anticipated costs, including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash payments for Weymouth environmental contamination are expected to be $530 in 2002, including $72 paid during the first six months of 2002, $105 per year for 2003-2005 and $1,670 in total for 2006 and beyond.

Sunnyvale (Eaton) Indemnification Claim:

Eaton Corporation filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,229, related to environmental liabilities assumed by us when we purchased Eaton’s Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton’s motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6,969 and clarified that we are responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000, we recorded liabilities of $9,000 for anticipated costs including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $6,969 were made during the first nine months of 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. Recorded liabilities have been reduced by the cash deposits described above and are $2,031 at June 30, 2002. On April 26, 2001, the U.S. District Court denied our motion to reopen the amended judgment and to amend our answer and counterclaim. We appealed the amended judgment on May 24, 2001 and are awaiting the result.

SEC Investigation:

On March 27, 2002, the Securities and Exchange Commission completed its investigation of the Company. As previously reported in the Company’s Form 10-K as of December 31, 2001, the Company agreed to the entry of an order requiring that we cease and desist from committing or causing any violations and any future violations of the periodic reporting, record keeping, and internal control provisions of the federal securities laws set forth in Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13. However, enforcement proceedings have been initiated against several former officers, directors, and employees and, as a result, they are seeking indemnification and defense costs and penalties. We are considering payment of certain of these costs at the request of these individuals. In 2001, we therefore accrued $450 for anticipated costs related to these proceedings. During the second quarter of 2002, we accrued an additional $75 and made payments totaling $35. As of June 30, 2002, the accrual balance was $490.

8.	DEBT

Our Revolving Credit Agreement, which includes a line of credit and real estate term loan on which $0 and $4,300, respectively, were outstanding as of June 30, 2002, has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At June 30, 2002, we were not in compliance with the financial covenants and have received a waiver for the quarter ended June 30, 2002. The waiver does not permit us to borrow money under our revolving credit facility due to the non-compliance with the financial covenants. Our credit agreement also includes a $4,300 real estate term loan that expires in January 2003, but is shown as a current liability due to the non-compliance with the financial covenants as described above. We are currently pursuing a new revolving credit facility. If we are unsuccessful in obtaining a new revolving credit facility, we may be required to collateralize our letter of credit that backs our Industrial Revenue Bond.

9.	SEGMENT INFORMATION

We have five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and Signal Wireless Group (SWG), report their operations within two groups (Signal Wireless and Defense) comprised of four reporting segments: Signal Wireless Group, Microwave Components & Subsystems (Arizona and California), Power Management Products (Keltec) and Radio Frequency (RF) Components & Subsystems (Olektron). In reporting business segment operating income (loss), corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

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

Radio Frequency Components & Subsystems

Designs and manufactures RF and intermediate frequency signal processing components, integrated multi-function devices and switching systems.

The following tables display net sales and operating income (loss) by business segment for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net Sales

Signal Wireless Group	$1,781	$2,837	$3,442	$8,952

Defense Group:

Microwave Components & Subsystems	$9,120	$7,775	$17,356	$15,176

Power Management Products	6,636	7,616	12,664	13,720

RF Components & Subsystems	3,953	3,932	7,929	7,142

Total Defense Group	$19,709	$19,323	$37,949	$36,038

	$21,490	$22,160	$41,391	$44,990

Operating Income (Loss)(1)

Signal Wireless Group	$(2,902)	$(2,627)	$(5,180)	$(4,305)

Defense Group:

Microwave Components & Subsystems	$670	$1,148	$1,187	$2,109

Power Management Products	724	250	1,030	1,150

RF Components & Subsystems	65	(246)	(168)	(405)

Total Defense Group	$1,459	$1,152	$2,049	$2,854

	$(1,443)	$(1,475)	$(3,131)	$(1,451)

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

The following table displays total assets by business segment as of June 30, 2002 and December 31, 2001:

	June 30,	December 31,
Total Assets	2002	2001

Signal Wireless Group	$21,841	$26,799

Microwave Components & Subsystems	15,509	15,950

Power Management Products	16,129	12,803

RF Components & Subsystems	10,560	12,487

Corporate	15,109	15,356

Total	$79,148	$83,395

Our desire to streamline operations has led to a reduction in our operating divisions from six to five. Systems, formerly located in Webster, MA has been consolidated into Olektron, which is located in Beverly, MA. In addition, we have consolidated our point-to-point wireless activities at our Beverly location. In the first quarter of fiscal year 2002, we completed the consolidation of the Webster location into the Beverly location, and these operations are now included in RF Components & Subsystems. As a result of this consolidation, net sales and operating income for the three and six months ended June 30, 2001 and total assets at December 31, 2001 for Systems have been reclassified in the tables above from Microwave Components & Subsystems into RF Components & Subsystems to conform to the 2002 presentation.

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

The near-term outlook for our point-to-point wireless transport products remains uncertain. In response to this, we have consolidated our wireless business into our Beverly, MA location to reduce costs. Our near-term outlook for our defense business is positive; as we expect to see our defense bookings and sales rise in the third quarter of 2002 and for the full year. Longer term, we expect our product roadmap will position us to capitalize on the U.S. Department of Defense’s increasing focus on electronic warfare and intelligence systems, precision guided weapons and missile defense, as well as emerging homeland security initiatives.

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

Results of Operations

The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	68.1	73.2	68.9	70.6

Gross profit	31.9	26.8	31.1	29.4

Operating expenses:

Selling, general and administrative	27.4	26.7	28.8	26.0

Research and development	11.3	6.8	9.8	6.6

Total operating expenses	38.7	33.5	38.6	32.6

Operating loss	(6.8)	(6.7)	(7.5)	(3.2)

Interest expense	(0.4)	(0.5)	(0.5)	(0.5)

Interest income	0.3	0.8	0.3	1.2

Loss before income taxes and cumulative effect of change in accounting principle	(6.9)	(6.4)	(7.7)	(2.5)

Provision for income taxes	—	(2.6)	—	(1.0)

Loss before cumulative effect of change in accounting principle	(6.9)	(3.8)	(7.7)	(1.5)

Cumulative effect of change in accounting principle, net of tax	—	—	(8.2)	—

Net loss	(6.9)	(3.8)	(15.9)	(1.5)

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net sales. Net sales of $21.5 million were reported for the three months ended June 30, 2002 compared to $22.2 million for the three months ended June 30, 2001, representing a decrease of $0.7 million, or 3%. The decrease in net sales is attributed to a 37% decrease in wireless net sales resulting from a continued decrease in demand for wireless products during the second quarter of 2002. The decrease in demand is due to global weakness in wireless telecom infrastructure spending and the uncertainty in U.S. wireless competitive local exchange carrier (CLEC) markets.

Gross profit. Gross profit increased 15% from $5.9 million for the second quarter of 2001 to $6.9 million for the second quarter of 2002. The primary reasons for the increase in gross profit are an increase in defense sales with improved margins due to a predominance of production programs and improved margins on wireless sales due to a favorable product mix.

Operating expenses. Second quarter 2002 operating expenses of $8.3 million increased $0.9 million, or 12%, from comparable prior year second quarter levels of $7.4 million. Selling, general and administrative expenses of $5.9 million for the second quarter of 2002 were flat compared to $5.9 million for the second quarter of 2001. Research and development expenses increased $0.9 million to $2.4 million for the second quarter of 2002 compared to $1.5 million for the second quarter of 2001. This increase is primarily associated with our entrance into the wireless appliance market and the associated technology and manufacturing agreements with Vitesse Semiconductor Corporation and Northrop Grumman Corporation in late 2001.

Interest income. Interest income decreased $126 thousand from $180 thousand of income during the second quarter of 2001 to $54 thousand of income during the second quarter of 2002. This decrease is due to lower cash balances and lower interest rates on these balances.

Provision for income taxes. No provision for income taxes was recorded during the second quarter of 2002 due to losses incurred. The full amount of the income tax benefit recorded during the second quarter of 2002 was fully reserved through a valuation allowance due to uncertainty of realization. During the first quarter of 2001, an income tax benefit was recorded at an effective income tax rate of 40%. Subsequently, in the third quarter of 2001, we reversed this benefit and recorded a full valuation allowance, due to our losses in 2001 and our forecasted loss for 2002.

Business Segments. We have five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and Signal Wireless Group (SWG), report their operations within two groups (Signal Wireless and Defense) comprised of four reporting segments: Signal Wireless Group, Microwave Components & Subsystems (Arizona and California), Power Management Products (Keltec) and Radio Frequency (RF) Components & Subsystems (Olektron). In reporting business segment operating income (loss), corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

The following tables display net sales and operating income by business segment for each of the three months ended June 30:

	Three Months Ended
	June 30,

	2002	2001

Net Sales

Signal Wireless Group	$1,781	$2,837

Defense Group:

Microwave Components & Subsystems	$9,120	$7,775

Power Management Products	6,636	7,616

RF Components & Subsystems	3,953	3,932

Total Defense Group	$19,709	$19,323

	$21,490	$22,160

Operating Income (Loss)(1)

Signal Wireless Group	$(2,902)	$(2,627)

Defense Group:

Microwave Components & Subsystems	$670	$1,148

Power Management Products	724	250

RF Components & Subsystems	65	(246)

Total Defense Group	$1,459	$1,152

	$(1,443)	$(1,475)

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Our desire to streamline operations has led to a reduction in our operating divisions from six to five. Systems, formerly located in Webster, MA has been consolidated into Olektron, which is located in Beverly, MA. In addition, we have consolidated our point-to-point wireless activities at our Beverly location. In the first quarter of fiscal year 2002, we completed the consolidation of the Webster location into the Beverly location, and these operations are now included in RF Components & Subsystems. As a result of this consolidation, net sales and operating income for the three months ended June 30, 2001 for Systems have been reclassified in the table above from Microwave Components & Subsystems into RF Components & Subsystems to conform to the 2002 presentation.

Signal Wireless Group

Net sales. Net sales decreased 37% from $2.8 million during the second quarter of 2001 to $1.8 million during the comparable period in 2002. The $1.0 million decrease is due to a continued decrease in demand for wireless products during the second quarter of 2002. The decrease in demand is due to global weakness in wireless telecom infrastructure spending and the uncertainty in U.S. wireless competitive local exchange carrier (CLEC) markets.

Operating loss. Operating loss increased 10% from $2.6 million during the second quarter of 2001 to $2.9 million during the comparable period in 2002. The $0.3 million increase in operating loss is primarily due to a $0.5 million increase in operating expenses driven largely by research and development spending, offset by a $0.2 million increase in gross margins.

Defense Group

Net sales. Net sales increased 2% from $19.3 million during the second quarter of 2001 to $19.7 million during the comparable period in 2002. The overall $0.4 million increase in Defense Group net sales was primarily the result of higher sales volume in the Microwave Components & Subsystems segment, offset by a decrease in sales volume in the Power Management Products segment.

Operating income. Operating income increased 27% from $1.2 million during the second quarter of 2001 to $1.5 million during the comparable period in 2002. Improved gross margins resulting from a favorable product mix and a predominance of production programs, partially offset by increased research and development spending across all the defense segments, accounts for the $0.3 million increase in operating income.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net sales. Net sales of $41.4 million were reported for the six months ended June 30, 2002 compared to $45.0 million for the six months ended June 30, 2001, representing a decrease of $3.6 million, or 8%. The decrease in net sales is attributed to a $5.5 million decrease in wireless net sales, offset by a $1.9 million increase in defense net sales. The defense business continues to show improvement, as the U.S. Department of Defense increases its focus on electronic warfare and intelligence systems, precision guided weapons and missile defense, as well as emerging homeland security initiatives. The commercial wireless business continues to feel the effects of the weakness in telecom industry capital spending in 2002.

Gross profit. Gross profit decreased 3% from $13.2 million for the six months ended June 30, 2001 to $12.9 million for the six months ended June 30, 2002. The primary reason for the $0.3 million decrease in gross profit is a $1.0 million decrease in margins on decreased sales volume within the Signal Wireless Group, offset by a $0.7 million increase in gross profit generated primarily due to increased sales and favorable product mix within the Defense Group.

Operating expenses. Operating expenses of $16.0 million for the first six months of 2002 increased $1.3 million, or 9%, from comparable prior year levels of $14.7 million. Selling, general and administrative expenses increased $0.2 million, or 2%, to $11.9 million for the first six months of 2002 compared to $11.7 million for the first six months of 2001. Research and development spending increased $1.1 million, or 37%, from $3.0 million for the first six months of 2001 to $4.1 million for the first six months of 2002. This increase was primarily the result of a $0.8 million increase in spending in the Defense group and a $0.3 million increase in spending in the Signal Wireless Group.

Interest income. Interest income decreased $0.5 million from $0.6 million of income during the first six months of 2001 to $0.1 million of income during the first six months of 2002. This decrease is due to lower cash balances and lower interest rates on these balances.

Provision for income taxes. No provision for income taxes was recorded during the first six months of 2002 due to losses incurred. The full amount of the income tax benefit recorded during the first six months of 2002 was fully reserved through a valuation allowance due to uncertainty of realization. During the first six months of 2001, an income tax benefit was recorded at an effective income tax rate of 40%. Subsequently, in the third quarter of 2001, we reversed this benefit and recorded a full valuation allowance, due to our losses in 2001 and our forecasted loss for 2002.

Cumulative effect of change in accounting principle. In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The Company completed the transitional impairment test and has recorded a goodwill impairment charge of $23 related to the Olektron Operation and $4,093 related to the Signal Wireless Group, as a cumulative effect of change in accounting principle in the first quarter of 2002. In addition, the Company reversed into income the excess of acquired net assets over cost in the amount of $750 in connection with the Keltec Operation as a cumulative effect of change in accounting principle in the first quarter of 2002.

The following tables display net sales and operating income by business segment for each of the six months ending June 30:

	Six Months Ended
	June 30,

	2002	2001

Net Sales

Signal Wireless Group	$3,442	$8,952

Defense Group:

Microwave Components & Subsystems	$17,356	$15,176

Power Management Products	12,664	13,720

RF Components & Subsystems	7,929	7,142

Total Defense Group	37,949	36,038

	$41,391	$44,990

Operating Income (Loss)(1)

Signal Wireless Group	$(5,180)	$(4,305)

Defense Group:

Microwave Components & Subsystems	$1,187	$2,109

Power Management Products	1,030	1,150

RF Components & Subsystems	(168)	(405)

Total Defense Group	$2,049	2,854

	$(3,131)	$(1,451)

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group

Net sales. Net sales decreased 62% from $9.0 million during the first six months of 2001 to $3.4 million during the comparable period in 2002. The decrease is due to a continued decrease in demand for wireless products during the first half of 2002. The decrease in demand is due to global weakness in wireless telecom infrastructure spending and the uncertainty in U.S. wireless competitive local exchange carrier (CLEC) markets.

Operating loss. Operating loss increased 20% from $4.3 million during the first six months of 2001 to $5.2 million during the comparable period in 2002. The $0.9 million increased operating loss is primarily attributed to a $1.0 million decrease in margins due primarily to lower sales volume, offset by a reduction in operating expenses.

Defense Group

Net sales. Net sales increased 5% from $36.0 million during the first six months of 2001 to $37.9 million during the comparable period in 2002. The $1.9 million increase in Defense Group net sales was primarily the result of higher sales volume in the Microwave Components & Subsystems and RF Components & Subsystems segments, in part due to delayed shipments from the fourth quarter of 2001. This increase was partially offset by a decrease in sales volume in the Power Management Products segment.

Operating income. Operating income decreased 28% from $2.9 million during the first six months of 2001 to $2.0 million during the comparable period in 2002. The $0.9 million decrease is largely due to a $0.8 million increase in research and development expenses across all the defense segments.

Liquidity and Capital Resources

At June 30, 2002, we had working capital of $21.0 million, including cash and cash equivalents of $10.3 million, as compared to working capital of $22.3 million, including cash and cash equivalents of $10.9 million at December 31, 2001. Net cash flow provided by operations was $1.1 million during the first six months of 2002 compared to $15.5 million net cash flow used in operations during the first six months of 2001. Cash generated from operating activities during the first six months of 2002 was due primarily to higher net income before non-cash charges and improved inventory management. The $1.1 million of cash from operating activities was primarily the result of a $1.0 million reduction in inventory and non-cash charges including $3.2 million in depreciation and amortization expense and $3.4 million in goodwill impairment charges. During the first six months of 2001, the primary reasons for the use of cash in operations were a $6.9 million cash deposit made with the Clerk, United States District Court by order of the United States District Court for the Northern District of California in association with our Eaton claim, a $9.1 million increase in inventory and $2.6 million in net payments of accrued expenses, including income taxes and management incentive compensation.

Net cash used in investing activities was $1.7 million during the first six months of 2002 compared to $3.1 million during the first six months of 2001. During the first six months of 2002, $1.7 million was used for additions to property, plant and equipment compared to $3.2 million during the first six months of 2001. The primary reason for the decrease was a reduction in capital spending during the first six months of 2002 compared to the first six months of 2001 when capital spending on equipment to support our commercial wireless business was higher.

Net cash provided by financing activities was $36 thousand during the first six months of 2002, as compared to $56 thousand used in financing activities during the first six months of 2001. Net financing activities during both comparative periods resulted from proceeds from exercise of stock options and employee stock plan purchases, offset by payments on long-term debt.

Our Revolving Credit Agreement, which includes a line of credit and real estate term loan on which $0 and $4.3 million, respectively, were outstanding as of June 30, 2002, has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At June 30, 2002, we were not in compliance with the financial covenants and have received a waiver for the quarter ended June 30, 2002. The waiver does not permit us to borrow money under our revolving credit facility due to the non-compliance with the financial covenants. Our credit agreement also includes a $4.3 million real estate term loan that expires in January 2003 and is shown as a current liability in our financial statements. We are currently pursuing a new revolving credit facility. If we are unsuccessful in obtaining a new credit facility, we may be required to collateralize our letter of credit that backs our Industrial Revenue Bond.

We are subject to risks and uncertainties common to technology-based companies, including rapid technological change, reliance on continued research and development and dependence on principal customers including the United States government. We believe that our expected cash flow from operations, as well as our existing balance of cash and cash equivalents, will be sufficient to meet our working capital and anticipated capital expenditure needs for at least the next 12 months. During this time we may require additional sources of funds to continue to support our business. There can be no assurance that such capital, if needed, will be available or will be available on terms which we find acceptable. We have evaluated our cost structure and have the ability to streamline our operations in an effort to restructure costs associated with the business in order to improve operating margins and reduce overall expenses if necessary. We have already taken actions including the closure of the Webster, Massachusetts facility in December 2001. We will continue to evaluate the business and take actions designed to align our cost structure with anticipated future revenue levels as necessary.

Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified by the Company as extraordinary items will no longer be treated as such, but instead will be reported as other non-operating income or expenses. The Company does not expect any impact from the adoption of SFAS No. 145.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes the FASB’s Emerging Issues Task Force (“EITF”) 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan are now recognized when the liability is incurred. This standard will impact any future restructuring the Company approves on or after January 1, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual meeting of Stockholders of the Company was held on May 14, 2002. The Stockholders of the Company were asked to vote on the following item and voted as follows:

         Election of Directors

	For	Withheld

Larry L. Hansen	9,071,591	31,561

Harvey C. Krentzman	9,071,591	31,561

Thomas F. Skelly	9,071,591	31,561

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

         (b)  Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNAL TECHNOLOGY CORPORATION

By:	/s/ ROBERT N. NELSEN

Robert N. Nelsen Chief Financial Officer (Principal Financial and Accounting Officer) August 13, 2002