Form 10-Q
period 2002-09-30
SIGNAL TECHNOLOGY CORP
filed 2002-11-12
CIK 901119

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Common Stock $.01 Par Value	Outstanding at November 1, 2002 10,508,928 shares

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS:
Cash and cash equivalents	$14,517	$10,849
Restricted cash	112	—
Accounts receivable, net	14,683	11,673
Inventories, net of progress payments	14,310	13,970
Deferred taxes	1,234	1,234
Refundable income taxes	3,681	2,298
Other current assets	928	447
Assets from discontinued operations	1,815	16,184

Total current assets	51,280	56,655
Restricted cash	488	—
Property, plant and equipment, net	14,950	13,937
Goodwill	1,222	910
Intangible assets, net	635	8,124
Other assets	1,098	3,769

Total assets	$69,673	$83,395

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Accounts payable	$4,217	$4,258
Accrued expenses	10,902	10,159
Customer advances	3,303	2,055
Other current liabilities	—	2,298
Current maturities of long-term debt	4,488	4,609
Liabilities from discontinued operations	503	1,671

Total current liabilities	23,413	25,050
Deferred income taxes	1,234	1,234
Other long-term liabilities	1,230	3,003
Long-term debt, net of current maturities	523	545

Total liabilities	26,400	29,832

Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock	106	105
Additional paid-in capital	56,887	55,845
Accumulated deficit	(12,749)	(1,416)

	44,244	54,534
Less treasury stock	(971)	(971)

Total stockholders’ equity	43,273	53,563

Total liabilities and stockholders’ equity	$69,673	$83,395

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	$21,092	$19,024	$59,174	$55,916
Cost of sales	12,716	12,269	38,344	37,143

Gross profit	8,376	6,755	20,830	18,773

Operating expenses:
Selling, general and administrative	3,468	5,046	13,613	13,987
Research and development	1,883	656	5,150	901
Impairment on long-lived assets	5,295	—	5,295	—

Total operating expenses	10,646	5,702	24,058	14,888

Operating income (loss)	(2,270)	1,053	(3,228)	3,885
Interest expense	(90)	(102)	(274)	(324)
Interest income	56	113	173	679

Income (loss) from continuing operations before income taxes	(2,304)	1,064	(3,329)	4,240
Provision for income taxes	—	410	—	1,635

Income (loss) from continuing operations	(2,304)	654	(3,329)	2,605

Discontinued operations:
Loss from discontinued operations, net of tax	(545)	(16,780)	(2,722)	(19,407)
Loss on disposal of discontinued operations, net of tax	(1,901)	—	(1,916)	—

Total discontinued operations	(2,446)	(16,780)	(4,638)	(19,407)

Loss before cumulative effect of change in accounting principle	(4,750)	(16,126)	(7,967)	(16,802)
Cumulative effect of change in accounting principle, net of tax	—	—	(3,366)	—

Net loss	$(4,750)	$(16,126)	$(11,333)	$(16,802)

Per common share:
Basic:
Income (loss) from continuing operations	$(0.22)	$0.06	$(0.32)	$0.26
Discontinued operations	(0.23)	(1.67)	(0.45)	(1.94)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.32)	—

Net loss	$(0.45)	$(1.61)	$(1.09)	$(1.68)

Per common share:
Diluted:
Income (loss) from continuing operations	$(0.22)	$0.06	$(0.32)	$0.24
Discontinued operations	(0.23)	(1.67)	(0.45)	(1.94)
Cumulative effect of change in accounting principle, net of tax	—	—	(0.32)	—

Net loss	$(0.45)	$(1.61)	$(1.09)	$(1.68)

Shares used in calculating net loss per share:
Basic	10,473	10,024	10,420	9,981

Diluted	10,473	10,675	10,420	10,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Net cash provided by operating activities from continuing operations	$1,673	$4,509

Cash flows investing activities from continuing operations:
Purchases of property, plant and equipment	(2,263)	(2,821)
Proceeds from sale of discontinued operations	3,400	—
Proceeds from sale of property, plant and equipment	—	37
Other assets	13	(1,480)

Net cash provided by (used in) investing activities from continuing operations	1,150	(4,264)

Cash flows from financing activities from continuing operations:
Restricted cash	(600)	—
Proceeds from note payable	229	—
Payments on short/ long-term debt	(422)	(394)
Proceeds from exercise of stock options	326	200
Proceeds from employee stock purchase plan	475	642

Net cash provided by financing activities from continuing operations	8	448

Net cash provided by continuing operations	2,831	693
Net cash provided by (used in) discontinued operations	837	(23,176)

Net increase (decrease) in cash	3,668	(22,483)
Cash and cash equivalents, beginning of period	10,849	31,024

Cash and cash equivalents, end of period	$14,517	$8,541

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(In thousands, except per share data)

1.    BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2001, included in our annual report on Form 10-K. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles. During the second quarter of 2002, we completed our adoption of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and recorded the impact retroactive to the first quarter of 2002, in accordance with the provisions of this standard. See Note 6 for the impact from this adoption. Our fiscal quarter consists of a thirteen-week period ending on the Saturday closest to September 30. For ease of presentation, interim periods are designated to have ended on September 30.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting (SFAS) No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified as extraordinary items will no longer be treated as such, but instead will be reported as other non-operating income or expenses. The Company does not expect any impact from the adoption of SFAS No. 145.

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

3.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares that would be issued upon exercise of stock options and warrants for all periods using the treasury stock method.

A reconciliation of the numerator and denominator of both basic and diluted earnings (loss) per share is provided as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic earnings (loss) per share
Numerator:
Income (loss) from continuing operations	$(0.22)	$0.06	$(0.32)	$0.26

Discontinued operations, net of tax	$(0.23)	$(1.67)	$(0.45)	$(1.94)

Cumulative effect of change in accounting principle, net of tax	$—	$—	$(0.32)	$—

Net loss	$(0.45)	$(1.61)	$(1.09)	$(1.68)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Diluted Earnings (loss) per share
Numerator:
Income (loss) from continuing operations	$(0.22)	$0.06	$(0.32)	$0.24

Discontinued operations, net of tax	$(0.23)	$(1.67)	$(0.45)	$(1.94)

Cumulative effect of change in accounting principle, net of tax	$—	$—	$(0.32)	$—

Net loss	$(0.45)	$(1.61)	$(1.09)	$(1.68)

Denominator:
Weighted average common shares outstanding:
Basic	10,473	10,024	10,420	9,981

Diluted	10,473	10,675	10,420	10,678

Options and warrants to purchase a total of 1,155 and 1,116 shares of the Company’s common stock were outstanding during the three and nine months ended September 30, 2002, respectively. Options to purchase 1,150 and 1,177 shares of common stock were outstanding during the three and nine months ended September 30, 2001, respectively. These options and warrants were not included in the above computation of diluted loss per share because they were antidilutive due to the net losses sustained in 2002 and 2001.

4.    COMPREHENSIVE INCOME (LOSS)

There were no differences between net loss and comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001.

5.    DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

	September 30,	December 31,
	2002	2001

Inventories:
Raw materials	$2,676	$2,712
Work in progress	12,535	12,471

	15,211	15,183
Less: Unliquidated progress payments	(901)	(1,213)

Inventories, net of progress payments	$14,310	$13,970

Property, plant and equipment:
Land	$992	$992
Building and improvements	10,779	10,631
Machinery and equipment	30,687	28,250
Furniture and fixtures	5,222	4,470

	47,680	44,343
Less: Accumulated depreciation	(32,730)	(30,406)

Property, plant and equipment, net	$14,950	$13,937

Depreciation expense for the nine months ended September 30, 2002 totaled $2,426, of which $1,882 related to continuing operations. Depreciation expense for the comparable prior year period totaled $2,046, of which $1,455 related to continuing operations.

6.    GOODWILL AND INTANGIBLE ASSETS

On August 3, 2001, we entered into technology license and manufacturing agreements with Northrop Grumman Corporation and Vitesse Semiconductor Corporation. The agreements included a 10 year license to use Northrop Grumman’s GaAs heterojunction bipolar transistor (HBT) and pseudomorphic high electron mobility transistor (PHEMT) semiconductor technologies to produce advanced monolithic microwave integrated circuits (MMICs) and radio frequency integrated circuits (RFICs) for the mobile communications market. Northrop Grumman was to receive 1,003 shares of our common stock in return for the technology license agreement. At contract signing Northrop Grumman was issued 301 shares of stock, which were recorded as an intangible asset valued at $2,794. An asset and corresponding liability were recorded at contract signing representing the remaining 702 shares. The

(7)

remaining 702 shares were expected to be issued based on achievement of certain milestones. The asset and liability have been marked to market at each reporting date, with the asset being amortized over a five year period. During the third quarter of 2002, the Company made a decision to shutdown or sell its mobile appliance business. As a result of this decision, the Company wrote off the previously recorded intangible asset related to the remaining 702 shares of stock valued at $4,783 and the corresponding liability of $6,239 as the milestones were no longer anticipated to be achieved, resulting in a $1,456 gain. (See Note 7.)

The manufacturing agreement with Vitesse was to provide us with a high-volume supply of GaAs wafers incorporating Northrop Grumman’s GaAs technologies and our MMIC and RFIC designs through the year 2010. The Company paid Vitesse $3,000 in cash for this agreement, all of which has been paid and recorded as a prepaid asset. This prepaid asset is being amortized on a straight-line basis over its estimated useful life of five years. Vitesse also received a warrant for 500 shares of our common stock in return for the supply agreement. The warrant was initially valued at $2,048 using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 3.9%, expected life of two years, volatility of 74% and no dividend yield. The value of the warrant was recorded as an intangible asset and is being amortized on a straight-line basis over its estimated useful life of five years.

As a result of our decision to shutdown or sell our mobile appliance business, which is part of our Signal Wireless Group segment, we reviewed the carrying amount of the long-lived assets of this business for impairment under SFAS No. 144 during the third quarter of 2002. This analysis resulted in an impairment charge of $5,295, based on the projected discounted cash flows for the mobile appliance business. As a result of this analysis, the intangible assets and prepaid were reduced in value to a total of $1,029. (See Note 7.)

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

The following is a roll forward of our goodwill balance from December 31, 2001 to September 30, 2002 by reporting unit:

			Reversal of excess of
	Balance as of	Adjustments to Goodwill	Acquired Net Assets	Balance as of
Reporting Unit (1)	December 31, 2001	During the Period	& Impairment Losses	September 30, 2002

California Operation	$462	$—	$—	$462
Keltec Operation	425	(415)	750	760

			Reversal of Excess of
	Balance as of	Adjustments to Goodwill	Acquired Net Assets	Balance as of
Reporting Unit (1)	December 31, 2001	During the Period	& Impairment Losses	September 30, 2002

Olektron Operation	23	—	(23)	—
Signal Wireless	4,093	—	(4,093)	—

Total	$5,003	$(415)	$(3,366)	$1,222

(1)	Goodwill was allocated to the reporting units based on the reporting unit associated with the initial acquisition. Based on this methodology, no goodwill is assigned to the Arizona and Semiconductor reporting units.

The following is a reconciliation of previously reported financial information to show the proforma effect on earnings and earnings per share had SFAS No. 142 been in effect for the following periods:

	Three Months Ended September 30, 2001			Nine Months Ended September 30, 2001

		Earnings Per Share			Earnings Per Share

	Earnings	Basic	Diluted	Earnings	Basic	Dilutive

Reported net loss	$(16,126)	$(1.61)	$(1.61)	$(16,802)	$(1.68)	$(1.68)
Goodwill amortization, net of tax	214	0.02	0.02	641	0.06	$0.06

Adjusted net loss	$(15,912)	$(1.59)	$(1.59)	$(16,161)	$(1.62)	$(1.62)

Amortized Intangible Assets

All the Company’s intangible assets, excluding goodwill, are subject to amortization. The following table sets forth the gross carrying amount and accumulated amortization of the Company’s intangible assets:

		September 30, 2002			December 31, 2001

	Weighted	Gross Carrying	Accumulated	Net	Gross Carrying	Accumulated	Net
	Average Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Tradename (1)	5 years	$—	$—	$—	$525	$202	$323
Completed Technology (1)	7 years	—	—	—	1,500	434	1,066
Vitesse manufacturing agreement (2)	5 years	350	82	268	2,048	171	1,877
Technology license from Northrop Grumman (2)	5 years	479	112	367	6,816	568	6,248

Total		$829	$194	$635	$10,889	$1,375	$9,514

(1)	The gross carrying amount at December 31, 2001 is included in assets from discontinued operations. Amortization expense is included in discontinued operations.

(2)	The gross carrying amount at September 30, 2002 has been reduced based on the impairment charge recorded under SFAS No. 144.

Aggregate intangible amortization expense for continuing operations for the three and nine months ended September 30, 2002 was $490 and $1,847, respectively. Aggregate intangible amortization expense for continuing operations for the year ended December 31, 2001 was $1,594. Intangible amortization expense for continuing operations for the next five years is estimated to be $166, $166, $166, and $137.

7.    COMMITMENTS AND CONTINGENCIES

We are involved from time to time in litigation incidental to our business. Ongoing legal proceedings and claims include the following:

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

We have recorded liabilities of $1,675 calculated on the discounted cash flow method using a 5.76% discount rate for anticipated costs, including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash payments for Weymouth environmental contamination are expected to be $530 in 2002, including $134 paid during the first nine months of 2002, $105 per year for 2003-2005 and $1,670 in total for 2006 and beyond.

Sunnyvale (Eaton) Indemnification Claim:

Eaton Corporation filed a suit against us in U.S. District Court, Northern District of California, alleging that we have a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that we assumed certain liabilities when we acquired one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that we do owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,229, related to environmental liabilities assumed by us when we purchased Eaton’s Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton’s motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6,969 and clarified that we are responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000, we recorded liabilities of $9,000 for anticipated costs including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $6,969 were made during the first nine months of 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. Recorded liabilities have been reduced by the cash deposits described above and are $2,031 at September 30, 2002. On April 26, 2001, the U.S. District Court denied our motion to reopen the amended judgment and to amend our answer and counterclaim. We appealed the amended judgment on May 24, 2001 and are awaiting the result.

SEC Investigation:

On March 27, 2002, the Securities and Exchange Commission completed its investigation of the Company. As previously reported in the Company’s Form 10-K as of December 31, 2001, the Company agreed to the entry of an order requiring that we cease and desist from committing or causing any violations and any future violations of the periodic reporting, record keeping, and internal control provisions of the federal securities laws set forth in Section 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and Rules 12b-20, 13a-1, and 13a-13. However, enforcement proceedings have been initiated against several former officers, directors, and employees and, as a result, they are seeking indemnification and defense costs and penalties. We are considering payment of certain of these costs at the request of these individuals. In 2001, we therefore accrued $450 for anticipated costs related to these proceedings. During the first nine months of 2002, we accrued an additional $75 and made payments totaling $63. As of September 30, 2002, the accrual balance was $462.

Claims Related to Signal Wireless Group:

In mid-September 2002, a supplier issued to us for the first time an invoice for $2,042 allegedly owed for orders going back approximately 18 months. We have informed this supplier that these were blanket purchase orders requiring subsequent releases, which were never issued, and that all these orders were either cancelled or put on hold. In management’s opinion, we do not have any liability to this supplier.

In mid-October 2002, Northrop Grumman stated that certain milestones related to our technology license and manufacturing agreement had been reached and that we are obligated to issue an additional 301 shares. We have informed Northrop Grumman that we believe that they are incorrect, that under the terms of our agreement with them no additional shares are currently due and that no additional shares will be due to them because the milestones have not been and will not be achieved.

In-mid October 2002, Vitesse sent us an invoice for approximately $1,200, in connection with our manufacturing supply agreement. We have informed Vitesse that we believe that they are incorrect, that under the terms of our agreement with them no payment is currently due and that no further payments will be due to them because the contractual requirements have not been and will not be achieved.

8.    DEBT

Our Revolving Credit Agreement, which includes a line of credit and real estate term loan on which $0 and $4,300, respectively, were outstanding as of September 30, 2002, has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At September 30, 2002, we were not in compliance with the financial covenants and have received a waiver for the quarter ended September 30, 2002. The waiver does not permit us to borrow money under our revolving credit facility due to the non-compliance with the financial covenants. Our credit agreement also includes a $4,300 real estate term loan that expires in January 2003, which is shown as a current liability on our balance sheet as of September 30, 2002. We have also been required to cash collateralize our letter of credit that backs our Industrial Revenue Bond. Cash subject to the cash collateral requirement amounts to $600 and is classified as restricted cash on our balance sheet as of September 30, 2002. We are currently pursuing a new revolving credit facility and have signed a commitment letter with the new lending institution in this regard. We anticipate closing on this new facility before the end of 2002.

9.	SEGMENT INFORMATION

We have five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and Signal Wireless Group (SWG), report their operations within two groups (Signal Wireless and Defense) comprised of four reporting segments: Signal Wireless Group, Microwave Components & Subsystems (Arizona and California), Power Management Products (Keltec) and Radio Frequency (RF) Components & Subsystems (Olektron). On September 24, 2002, the Company completed the sale of certain assets of its commercial fixed wireless business which was a component of its Signal Wireless Group. The results of operations for this business have been excluded from segment reporting and are presented as discontinued operations for all reporting periods presented. In reporting business segment operating income (loss), corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

Our reportable segments are engaged in the following activities:

Signal Wireless Group:

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

The following tables display net sales and operating income (loss) by business segment for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net Sales
Signal Wireless Group	$101	$110	$234	$964

Defense Group:
Microwave Components & Subsystems	$9,480	$7,644	$26,836	$22,820
Power Management Products	7,144	6,547	19,808	20,267
RF Components & Subsystems	4,367	4,723	12,296	11,865

Total Defense Group	$20,991	$18,914	$58,940	$54,952

	$21,092	$19,024	$59,174	$55,916

Operating Income (Loss) (1)
Signal Wireless Group	$(5,635)	$(1,241)	$(8,642)	$(1,263)

Defense Group:
Microwave Components & Subsystems	$1,135	$959	$2,322	$2,242
Power Management Products	1,681	770	2,711	1,920
RF Components & Subsystems	549	565	381	986

Total Defense Group	$3,365	$2,294	$5,414	$5,148

	$(2,270)	$1,053	$(3,228)	$3,885

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

The following table displays total assets by business segment as of September 30, 2002 and December 31, 2001:

	September 30,	December 31,
Total Assets	2002	2001

Signal Wireless Group	$1,431	$10,615
Microwave Components & Subsystems	15,169	15,950
Power Management Products	18,276	12,803
RF Components & Subsystems	11,119	12,487
Corporate	21,863	15,356

Total	$67,858	$67,211

Our desire to streamline operations has led to a reduction in our operating divisions from six to five. Systems, formerly located in Webster, MA has been consolidated into Olektron, which is located in Beverly, MA. In the first quarter of fiscal year 2002, we completed the consolidation of the Webster location into the Beverly location, and these operations are now included in RF Components & Subsystems. As a result of this consolidation, net sales and operating income for the three and nine months ended September 30, 2001 and total assets at December 31, 2001 for Systems have been reclassified in the tables above from Microwave Components & Subsystems into RF Components & Subsystems to conform to the 2002 presentation.

10.	DISCONTINUED OPERATIONS

On September 24, 2002, the Company completed the sale of certain assets of its commercial fixed wireless business unit to Endwave Corporation for approximately $3,400 in cash. As part of this transaction, the Company retained the receivables associated with this business, which amounted to approximately $2,100 at the time of closing.

Information relating to the discontinued operations for the nine months ended September 30, 2002 and 2001, is as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Net sales	$4,173	$9,551
Cost of sales	3,815	18,025

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Gross profit (loss)	358	(8,474)

Operating expenses:
Selling, general and administrative	2,895	3,881
Research and development	1,118	4,134

Total operating expenses	4,013	8,015

Operating loss	(3,655)	(16,489)
Non-operating costs	23	29

Loss on discontinued operations before income taxes	(3,678)	(16,518)
Less income tax provision (benefit)	(956)	2,889

Net loss	$(2,722)	$(19,407)

In addition to the net loss from discontinued operations, the Company recorded a loss on the sale of its commercial wireless business unit during the nine months ended September 30, 2002 in the amount of $2,589 pretax, $1,916 after tax. The benefits for income taxes included in discontinued operations for the current period of $956 and $673 reflect expected refunds of prior year taxes resulting from the carryback of net operating losses.

The assets and liabilities from the discontinued operations included in the accompanying consolidated balance sheets as of September 30, 2002 and December 31, 2001 are as follows:

	September 30,	December 31,
	2002	2001

Assets from discontinued operations
Cash and cash equivalents	$—	$1
Accounts receivable, net	1,815	2,123
Inventory, net	—	4,705
Property, plant and equipment, net	—	3,866
Intangible assets, net	—	5,483
Other current assets	—	6

Total current assets	$1,815	$16,184

Liabilities from discontinued operations
Accounts payable	$95	$393
Accrued liabilities	408	1,032
Current maturities of long-term debt	—	246

Total current liabilities	$503	$1,671

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our principal business is the design, development and manufacture of power management products and electronic radio frequency components and subsystems that are used in defense electronics, broadband wireless equipment, and digital cellular/PCS wireless infrastructure equipment. Our sophisticated RF, microwave and millimeter wave electronic components are used in defense applications such as radar, communications, and smart weapons and contain technology to receive, transmit and process wireless data signals. During the past two years, our management has focused on developing and implementing our strategic initiative to grow our business in the commercial wireless market. During 2001, we launched an initiative to provide highly integrated RF module products for mobile appliances, such as cell phones, wireless PDAs and computers. During the third quarter of 2002, the Company sold its commercial fixed wireless business and made a decision to sell or shutdown the mobile appliance business.

Our near-term outlook for our defense business is positive; as we expect to see our defense bookings and sales rise in the fourth quarter of 2002 and for the full year. Longer term, we expect our product roadmap will position us to capitalize on the U.S. Department of Defense’s expanded budget, as well as their increasing focus on electronic warfare and intelligence systems, precision guided weapons and missile defense, as well as emerging homeland security initiatives.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.3	64.5	64.8	66.4
Gross profit	39.7	35.5	35.2	33.6
Operating expenses:
Selling, general and administrative	16.5	26.5	23.0	25.0
Research and development	8.9	3.5	8.7	1.6
Impairment on long-lived assets	25.1	—	9.0	—
Total operating expenses	50.5	30.0	40.7	26.6
Operating income (loss)	(10.8)	5.5	(5.5)	7.0
Interest expense	(0.4)	(0.5)	(0.4)	(0.6)
Interest income	0.3	0.6	0.3	1.2
Income (loss) from continuing operations before income taxes	(10.9)	5.6	(5.6)	7.6
Provision for income taxes	—	2.2	—	2.9
Income (loss) from continuing operations	(10.9)	3.4	(5.6)	4.7
Loss on discontinued operations, net of tax	(2.6)	(88.2)	(4.6)	(34.7)
Loss on disposal of discontinued operations, net of tax	(9.0)	—	(3.2)	—
Total discontinued operations	(11.6)	(88.2)	(7.9)	(34.7)
Loss before cumulative effect of change in accounting principle	(22.5)	(84.8)	(13.5)	(30.0)
Cumulative effect of change in accounting principle, net of tax	—	—	(5.7)	—
Net loss	(22.5)	(84.8)	(19.2)	(30.0)

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales. Net sales of $21.1 million were reported for the three months ended September 30, 2002 compared to $19.0 million for the three months ended September 30, 2001, representing an increase of $2.1 million, or 10.9%. The increase in net sales is attributed to higher sales volume primarily in the Microwave Components & Subsystems segment. The defense business continues to show improvement, as the U.S. Department of Defense increases its focus on electronic warfare and intelligence systems, precision guided weapons and missile defense, as well as emerging homeland security initiatives. The commercial wireless business continues to feel the effects of the weakness in telecom industry capital spending in 2002.

Gross profit. Gross profit increased 24.0% from $6.8 million for the third quarter of 2001 to $8.4 million for the third quarter of 2002. The primary reason for the increase in gross profit is an increase in defense sales with improved margins due to a predominance of production programs versus lower margin development programs.

Operating expenses. Third quarter 2002 operating expenses of $10.6 million increased $4.9 million, or 86.7%, from prior year third quarter levels of $5.7 million. Selling, general and administrative expenses of $3.5 million for the third quarter of 2002 were 31.3% lower compared to $5.0 million for the third quarter of 2001. The primary reason for the decrease in selling, general and administrative expenses is a $1.5 million gain resulting from the write-off of a $4.8 million intangible asset and $6.3 million liability related to the Northrop Grumman agreement. Research and development expenses increased $1.2 million to $1.9 million for the third quarter of 2002 compared to $0.7 million for the third quarter of 2001. This increase is primarily associated with our entrance into the wireless appliance market and the associated technology and manufacturing agreements with Vitesse Semiconductor Corporation and Northrop Grumman Corporation in late 2001. Operating expenses for the third quarter of 2002 also include an impairment charge of $5.3 million which was recorded by the Company in connection with its decision to shutdown or sell its mobile appliance business.

Interest income. Interest income decreased $57 thousand from $113 thousand of income during the third quarter of 2001 to $56 thousand of income during the third quarter of 2002. This decrease is due to lower cash balances and lower interest rates on these balances.

Provision for income taxes. No provision for income taxes was recorded during the third quarter of 2002 due to losses incurred. The full amount of the income tax benefit recorded during the third quarter of 2002 was fully reserved through a valuation allowance due to uncertainty of realization. During the first quarter of 2001, an income tax benefit was recorded by the Company. Subsequently, in the third quarter of 2001, we reversed this benefit and recorded a full valuation allowance, due to our losses in 2001 and our forecasted loss for 2002.

Discontinued Operations. On September 24, 2002, the Company completed the sale of certain assets of its commercial fixed wireless business unit to Endwave Corporation for approximately $3.4 million in cash. As part of this transaction, the Company retained the receivables associated with this business, which amounted to approximately $2.1 million at the time of closing. In addition to the net loss from discontinued operations, the Company recorded a loss on the sale of its commercial wireless business unit during the three months ended September 30, 2002 in the amount of $2.6 million pretax, $1.9 million after tax. The loss of $0.5 million from discontinued operations is net of an income tax benefit of $0.9 million expected for refundable amounts.

Business Segments. We have five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and Signal Wireless Group (SWG), report their operations within two groups (Signal Wireless and Defense) comprised of four reporting segments: Signal Wireless Group, Microwave Components & Subsystems (Arizona and California), Power Management Products (Keltec) and Radio Frequency (RF) Components & Subsystems (Olektron). On September 24, 2002, the Company completed the sale of certain assets of its commercial fixed wireless business which was a component of its Signal Wireless Group. The results of operations for this business have been excluded from segment reporting and are presented as discontinued operations for all reporting periods in the financial statements. In reporting business segment operating income (loss), corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

The following tables display net sales and operating income by business segment for each of the three months ended September 30:

	Three Months Ended
	September 30,

	2002	2001

Net Sales
Signal Wireless Group	$101	$110

Defense Group:
Microwave Components & Subsystems	$9,480	$7,644
Power Management Products	7,144	6,547
RF Components & Subsystems	4,367	4,723

Total Defense Group	$20,991	$18,914

	$21,092	$19,024

Operating Income (Loss) (1)
Signal Wireless Group (2)	$(5,635)	$(1,241)

Defense Group:
Microwave Components & Subsystems	$1,135	$959
Power Management Products	1,681	770
RF Components & Subsystems	549	565

	Three Months Ended
	September 30,

	2002	2001

Total Defense Group	$3,365	$2,294

	$(2,270)	$1,053

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.
(2)	The operating loss includes a $5.3 million impairment charge.

Our desire to streamline operations has led to a reduction in our operating divisions from six to five. Systems, formerly located in Webster, MA has been consolidated into Olektron, which is located in Beverly, MA. In the first quarter of fiscal year 2002, we completed the consolidation of the Webster location into the Beverly location, and these operations are now included in RF Components & Subsystems. As a result of this consolidation, net sales and operating income for the three months ended September 30, 2001 for Systems have been reclassified in the table above from Microwave Components & Subsystems into RF Components & Subsystems to conform to the 2002 presentation.

Signal Wireless Group

Net sales. Net sales decreased 8.2% from $110 thousand during the third quarter of 2001 to $101 thousand during the comparable period in 2002. The $9 thousand decrease is due to a continued decrease in demand for wireless products during the third quarter of 2002. The decrease in demand is due to global weakness in wireless telecom infrastructure spending and the uncertainty in U.S. wireless competitive local exchange carrier (CLEC) markets.

Operating loss. Operating loss increased 354% from $1.2 million during the third quarter of 2001 to $5.6 million during the comparable period in 2002. The $4.4 million increase in operating loss is primarily attributed to an increase in research and development spending related to the Northrop and Vitesse agreements entered into during the third quarter of 2001 and an approximate $5.3 million impairment charge recorded by the Company in connection with its recent decision to sell or shutdown its mobile appliance business, partially offset by a $1.5 million gain resulting from the write-off of a $4.8 million intangible asset and a $6.3 million liability related to the Northrop Grumman agreement.

Defense Group

Net sales. Net sales increased 11.0% from $18.9 million during the third quarter of 2001 to $21.0 million during the comparable period in 2002. The overall $2.1 million increase in Defense Group net sales was primarily the result of higher sales volume in the Microwave Components & Subsystems and Power Management Products segments, due in part to higher booking levels, offset by a decrease in sales volume in the RF Components & Subsystems segment.

Operating income. Operating income increased 46.7% from $2.3 million during the third quarter of 2001 to $3.4 million during the comparable period in 2002. Improved gross margins resulting from a favorable product mix and a predominance of production programs, partially offset by increased research and development spending across all the defense segments, accounts for the $1.1 million increase in operating income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net sales. Net sales of $59.2 million were reported for the nine months ended September 30, 2002 compared to $55.9 million for the nine months ended September 30, 2001, representing an increase of $3.3 million, or 5.8%. The increase in net sales is attributed to a 7.3% increase in net sales, primarily from its Microwave Components & Subsystems segment. The defense business continues to show improvement, as the U.S. Department of Defense increases its focus on electronic warfare and intelligence systems, precision guided weapons and missile defense, as well as emerging homeland security initiatives. The commercial wireless business continues to feel the effects of the weakness in telecom industry capital spending in 2002.

Gross profit. Gross profit increased 11.0% from $18.8 million for the nine months ended September 30, 2001 to $20.8 million for the nine months ended September 30, 2002. The primary reason for the $2.1 million increase in gross profit is an increase in gross profit generated primarily due to increased sales and favorable product mix within the Defense Group.

Operating expenses. Operating expenses of $24.1 million for the first nine months of 2002 increased $9.2 million, or 61.6%, from comparable prior year levels of $14.9 million. Selling, general and administrative expenses decreased $0.4 million, or 2.7%, to $13.6 million for the first nine months of 2002 compared to $14.0 million for the first nine months of 2001. Research and development spending increased $4.3 million, or 471.6%, from $0.9 million for the first nine months of 2001 to

$5.2 million for the first nine months of 2002. Operating expenses for the first nine months of 2002 also include an impairment charge of $5.3 million which was recorded by the Company in connection with its recent decision to shutdown or sell its mobile appliance business.

Interest income. Interest income decreased $0.5 million from $0.7 million of income during the first nine months of 2001 to $0.2 million of income during the first nine months of 2002. This decrease is due to lower cash balances and lower interest rates on these balances.

Provision for income taxes. No provision for income taxes was recorded during the first nine months of 2002 due to losses incurred. The full amount of the income tax benefit recorded during the first nine months of 2002 was fully reserved through a valuation allowance due to uncertainty of realization. During the first nine months of 2001, an income tax benefit was recorded by the Company. Subsequently, in the third quarter of 2001, we reversed this benefit and recorded a full valuation allowance, due to our losses in 2001 and our forecasted loss for 2002.

Discontinued Operations. On September 24, 2002, the Company completed the sale of certain assets of its commercial fixed wireless business unit to Endwave Corporation for approximately $3.4 million in cash. As part of this transaction, the Company retained the receivables associated with this business, which amounted to approximately $2.1 million at the time of closing. In addition to the net loss from discontinued operations, the Company recorded a loss on the sale of its commercial wireless business unit during the nine months ended September 30, 2002 in the amount of $2.6 million pretax, $1.9 million after tax. The loss of $2.7 million from discontinued operations is net of an income tax benefit of $0.9 million expected for refundable amounts.

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

The following tables display net sales and operating income by business segment for each of the nine months ending September 30:

	Nine Months Ended
	September 30,

	2002	2001

Net Sales
Signal Wireless Group	$234	$964

Defense Group:
Microwave Components & Subsystems	$26,836	$22,820
Power Management Products	19,808	20,267
RF Components & Subsystems	12,296	11,865

Total Defense Group	58,940	54,952

	$59,174	$55,916

Operating Income (Loss) (1)
Signal Wireless Group	$(8,642)	$(1,263)

Defense Group:
Microwave Components & Subsystems	$2,322	$2,242
Power Management Products	2,711	1,920
RF Components & Subsystems	381	986

Total Defense Group	$5,414	5,148

	$(3,228)	$3,885

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Signal Wireless Group

Net sales. Net sales decreased 75.7% from $964 thousand during the first nine months of 2001 to $234 thousand during the comparable period in 2002. The decrease is due to a continued decrease in demand for wireless products during the first nine months of 2002. The decrease in demand is due to global weakness in wireless telecom infrastructure spending and the uncertainty in U.S. wireless competitive local exchange carrier (CLEC) markets.

Operating loss. Operating loss increased 584% from $1.3 million during the first nine months of 2001 to $8.6 million during the comparable period in 2002. The $7.3 million increase in operating loss is primarily attributed to an increase in research and development spending related to the Northrop and Vitesse agreements entered into during the third quarter of 2001 and an approximate $5.3 million impairment charge recorded by the Company in connection with its recent decision to sell or shutdown its mobile appliance business, partially offset by a $1.5 million gain resulting from the write-off of a $4.8 million intangible asset and a $6.3 million liability related to the Northrop Grumman agreement.

Defense Group

Net sales. Net sales increased 7.3% from $55.0 million during the first nine months of 2001 to $58.9 million during the comparable period in 2002. The $3.9 million increase in Defense Group net sales was primarily the result of higher sales volume in the Microwave Components & Subsystems and RF Components & Subsystems segments, in part due to delayed shipments from the fourth quarter of 2001 and higher booking levels. This increase was partially offset by a decrease in sales volume in the Power Management Products segment.

Operating income. Operating income increased 5.2% from $5.1 million during the first nine months of 2001 to $5.4 million during the comparable period in 2002. The $0.3 million increase is largely due to improved margins in its Power Management Products segment and decreased spending in research and development expenses across all the defense segments.

Liquidity And Capital Resources

At September 30, 2002, we had working capital of $27.9 million, including cash and cash equivalents of $14.5 million, as compared to working capital of $31.6 million, including cash and cash equivalents of $10.9 million at December 31, 2001. Net cash flow provided by continuing operations was $2.8 million during the first nine months of 2002 compared to $0.7 million net cash flow provided by continuing operations during the first nine months of 2001. Net cash used by discontinued operations for the nine months ended September 30, 2001 was $23.2 million compared to $0.8 million net cash provided by discontinued operations for the nine months ended September 30, 2002. The $23.2 million net cash used in the nine month period in 2001 was primarily attributed to the losses incurred by our commercial fixed wireless business.

Net cash provided by operating activities from continuing operations was $1.7 million for the nine months ended September 30, 2002 compared with $4.5 million for the first nine months of 2001. The primary reason for this decrease is the increased cash spending for research and development associated with the Company’s entrance into the mobile appliance business late in 2001.

Net cash provided by investing activities from continuing operations was $1.2 million during the first nine months of 2002 compared to $4.3 million used in investing activities from continuing operations during the first nine months of 2001. The primary factors contributing to the $5.5 million change in investing activities was the receipt of $3.4 million in cash proceeds from the sale of the Company’s commercial fixed wireless business during the third quarter of 2002, $0.6 million decrease in capital asset spending and the offset of the $1.5 million payment made during the third quarter of 2001 to Vitesse in connection with a manufacturing supply agreement.

Net cash provided by financing activities was $8 thousand during the first nine months of 2002, as compared to $448 thousand used in financing activities during the first nine months of 2001. The $440 thousand decrease in financing activities from continuing operations results from $600 thousand of restricted cash, offset by $230 thousand in proceeds from a note payable and net proceeds from exercise of stock options and employee stock plan purchases and payments on long-term debt.

Our Revolving Credit Agreement, which includes a line of credit and real estate term loan on which $0 and $4.3 million, respectively, were outstanding as of September 30, 2002, has financial covenants including a leverage ratio, fixed charge coverage ratio and minimum EBITDA. At September 30, 2002, we were not in compliance with the financial covenants and have received a waiver for the quarter ended September 30, 2002. The waiver does not permit us to borrow money under our revolving credit facility due to the non-compliance with the financial covenants. Our credit agreement also includes a $4.3 million real estate term loan that expires in January 2003, which is shown as a current liability on our balance sheet as of September 30, 2002. We have also been required to cash collateralize our letter of credit that backs our Industrial Revenue Bond. Cash subject to the cash collateral requirement amounts to $0.6 million and is classified as restricted cash on our balance sheet as of September 30, 2002. We are currently pursuing a new revolving credit facility with similar terms to our current agreement and have signed a commitment letter with the new lending institution in this regard. We anticipate closing on this new facility before the end of 2002.

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

Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified as extraordinary items will no longer be treated as such, but instead will be reported as other non-operating income or expenses. The Company does not expect any impact from the adoption of SFAS No. 145.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision of and with the participation of Signal’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that all material information related to the company and its consolidated subsidiary is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, there have been no significant changes in our internal controls, or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 7 — Commitments and Contingencies to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 99.1 Certification Pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K dated October 3, 2002, relating to the sale of certain assets of its commercial fixed wireless business unit to Endwave Corporation for approximately $3.35 million in cash.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNAL TECHNOLOGY CORPORATION

By: /s/ Robert N. Nelsen

Robert N. Nelsen Chief Financial Officer (Principal Financial and Accounting Officer) November 12, 2002

SIGNAL TECHNOLOGY CORPORATION

CERTIFICATIONS PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO §302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, George E. Lombard, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Signal Technology Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ George E. Lombard

George E. Lombard Chief Executive Officer

CERTIFICATION

I, Robert N. Nelsen, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Signal Technology Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ ROBERT N. NELSEN

Robert N. Nelsen Chief Financial Officer