Form 10-K
period 2002-12-31
SIGNAL TECHNOLOGY CORP
filed 2003-03-31
CIK 901119

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-21770

SIGNAL TECHNOLOGY CORPORATION

(Exact Name Of Registrant As Specified In Its Charter)

Delaware (State Or Other Jurisdiction Of Incorporation Or Organization)	04-2758268 (I.R.S. Employer Identification No.)

222 Rosewood Drive, Danvers, MA (Address of principal executive offices)	01923-450 (Zip Code)

Registrant’s telephone number, including area code: (978) 774-2281

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No:☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: ☒ No:☐

On June 28, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 10,000,969 shares of the Registrant’s Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based on the closing sale price of such shares on the Nasdaq National Market on June 28, 2002, was approximately $93,909,099. Shares of Common Stock held by each executive officer and director and by each person who beneficially owns more than 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

On March 21, 2003, there were 10,752,288 shares of the Registrant’s Common Stock issued and outstanding.

Documents Incorporated By Reference

Part III incorporates information by reference from the definitive Proxy Statement in connection with the Registrant’s Annual Meeting of Shareholders to be held on May 28, 2003. Certain exhibits are incorporated by reference from the Registrant’s Registration Statement on Form S-1, as amended (File No. 33-61124) and Form 8-K dated November 24, 1993.

Signal Technology Corporation and Subsidiary

PART I

Item 1. Business

General

Signal Technology Corporation (the “Company” or “Signal”) designs, manufactures, and markets power management products and sophisticated electronic radio frequency (RF) components and subsystems, as well as provides the program management and systems integration for wireless networks of sensors. The Company’s products and systems are used in defense applications and certain space applications. Signal’s defense electronics experience includes over 20 years of proven expertise, providing state-of-the-art RF components and power management systems to the United States government, defense and aerospace prime contractors, and international customers. The Company’s products are often integrated into complex electronic systems and subsystems that require precision control, management and generation of radio, microwave and millimeter-wave frequencies and electrical currents. Current product lines and markets served are summarized below:

•	Microwave components and subsystems for defense, space and communications applications are largely produced in the Arizona and California operations. Signal’s high-quality, reliable microwave components and subsystems are used to send, receive and redirect data, voice and video transmissions at extremely high frequencies and include state-of-the-art oscillators, amplifiers, and advanced integrated assemblies. Signal has earned positions on a significant number of major United States and foreign defense platforms and systems, satellite and aerospace programs.

•	Power management, conditioning and control products and amplifiers are designed and manufactured at the Keltec operation. Keltec produces a wide variety of power management components to meet the specialized needs of customers in the defense and aerospace industries. Keltec has become a valuable partner for organizations seeking cost-effective customized power management components, due to Keltec’s unique combination of manufacturing process, technological innovation and rugged design.

•	Signal’s Olektron operation designs and manufactures passive and active RF components, as well as state-of-the-art crystal oscillators and filters, and switch matrices. Olektron produces active RF components in both standard and customized designs for handling a variety of signal processing functions, including attenuators, discriminators, logarithmic amplifiers, modulators and switches.

•	In Texas, the newly created Advanced Integrated Systems Division (AISD) is leading the design and integration of two significant Department of Defense (DOD) contracts for wireless networks of sensors for specific Defense Advanced Research Projects Agency (DARPA) related applications. This new capability is the result of leveraging Signal’s former commercial wireless technology and systems engineering expertise as a prime contractor with a team of academia and industry on DOD research contracts.

Signal’s defense electronics technology, manufacturing skill and focus on quality, along with an ability to leverage wireless technology and capability, has allowed Signal to expand into the DOD wireless market and to bundle complex RF microelectronic requirements for defense product solutions, integrating commercial off the shelf cost effective solutions into military applications. Signal’s components and subsystems are used for applications such as radar, communications, and smart weapons and contain technology to receive, transmit and process wireless data signals. The wireless networks of sensors are used for specific information gathering applications in support of definitive military and defense needs. The expertise developed in wireless communications has been leveraged into a new market area referred to as netted sensor systems for homeland security and defense applications. At the newly formed AISD, Signal is providing system design and integration expertise and leading a team of industry and university partners for two DOD development contracts, as well as positioning to pursue and capture additional opportunities in this evolving Homeland Security marketplace.

Signal’s current lines of business are as follows:

•	Electronic Warfare and Radar—Signal continues to be a leading supplier of sophisticated, state-of-the-art electronic components and systems for aircraft and shipboard EW and radar platforms, ground based radars, electronic countermeasures (ECM), and electronic intelligence (ELINT). Key programs in ECM include the ALQ-99, ALQ-131, ALQ-135, ALQ-156, ALQ-165 (ASPJ), ALQ-172, ALQ-184, ALQ-211 (SIRFC), IDECM, APR-48A (RFIS), APR-39, ALR-66/67 and Salamander. Radar programs include ARINE, GRIFO, SLQ-32 and a number of active electronically scanned array (AESA) programs.

•	Missiles and Precision Guidance—Signal supplies products on key missile programs such as the AMRAAM, HARM, HARPOON, Tomahawk, Sparrow, Standard Missile (SM), Patriot and PAC-3 missile systems. These products support a significant number of US, as well as foreign allied defense systems.

•	Intelligence, Surveillance and Reconnaissance (ISR)—Signal provides products and systems for ISR requirements, including spacecraft and launch vehicles. Principal space applications include satellite communications, intelligence, surveillance and sensing. Signal designs, develops and manufactures frequency components such as isolators, circulators, oscillators and power components. Signal’s products are used in satellite-based communication systems such as Milstar II, Beam Link, Globalstar, Tempo, GPS (Global Positioning System), SBIRS (Space Based Infrared Sensor), Hessi (currently High Energy Solar Spectroscopic Imager), N.E.A.R. (Near Earth Asteroid Rendezvous) and others. Signal’s AISD operation in Texas currently focuses on two contracts, Chameleon and Micro Sensor Systems for force protection, asset protection, perimeter and border security and information gathering. The technologies that AISD is employing will potentially improve the cost effectiveness of the state of the art unattended ground sensors by orders of magnitudes.

Available Information

Signal was incorporated in 1982 in Delaware. The Company’s principal executive office is located at 222 Rosewood Drive, Danvers, MA 01923, and its telephone number at this location is (979) 774-2281. Signal’s Internet website address is www.sigtech.com. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on Signal’s Internet website under “Corporate Information—SEC Filings,” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the United States Securities and Exchange Commission, or SEC. Information on Signal’s website does not constitute a part of this Annual Report on Form 10-K.

Structure and Organization

During 2002, Signal completed its plan to sell its commercial fixed wireless and mobile appliance businesses in response to the global weakness in telecommunication spending. Also in 2002, as described above, the Company formed AISD which focuses on defense and homeland security wireless unmanned sensor systems.

As Signal begins 2003, the Company has five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and AISD, report their operations within five segments: Microwave Components & Subsystems – Arizona, Microwave Components & Subsystems - California, Power Management Products (Keltec), Radio Frequency (RF) Components & Subsystems (Olektron and the former Systems division), and AISD (Signal’s new business unit in Texas that focuses on wireless networks of sensors).

Products and Customers

Signal currently offers a wide range of products to serve the defense electronics and commercial wireless markets. These products are categorized as follows:

Defense and Other Products

Products	Description	Application

RF, microwave and millimeter wave components including oscillators, amplifiers, switches, filters, mixers, doublers, discriminators, detectors, isolators, circulators, power dividers and combiners	Frequency and power determinate components that are the basic building blocks for RF and microwave modules and assemblies.	Perform the elementary functions such as isolation, amplification, switching, filtering, signal detection and frequency and power steering and conversion in military Multi-Function Assemblies.

Frequency Synthesizers and Converters	Assemblies and their integrated RF, microwave and millimeter wave components, with associated electronic control circuits that perform frequency and power determinate functions, conversion, steering and control.	Perform the critical frequency steering, determination and conversion functions used in military Multi-Function Assemblies, or MFAs, and subsystems.

MFAs and Microwave Integrated Assemblies, or MIAs	Combine the function of RF, microwave and millimeter wave components and in most cases frequency synthesizers or oscillator assemblies and converters with associated control electronics to perform a high level of frequency determinate conversion and control, power steering and management functions.	When integrated with other MFAs/MIAs, form the subsystems for military electronic applications. Applications include Electronic Warfare, or EW, Radar, ELINT, COMINT, IFF, missile and communications systems.

Power Supplies and DC/DC, AC/DC, DC/AC Power Converters	Perform the electronic voltage and direct/alternating current and power steering, conversion, amplification, filtering and control function required to power all electronics.	Provides power to electronic devices, assemblies, subassemblies, subsystems and systems. All military airborne, ground-based, space-based, and sea-based, defense electronics require these assemblies to operate.

TWTA, Traveling Wave Tube Amplifiers	Integrated power supply electronics and microwave power amplifiers. They perform the electronic voltage and direct/alternating current and power steering, conversion, amplification, filtering and control function driving power amplifiers. These assemblies provide the output power for transmitters.	Many military airborne, ground-based, space-based and sea-based, defense electronics require these types of assemblies.

Transmitters	Integrated power supply electronics, TWTAs, power amplifiers, MFAs and RF and microwave components. They perform the function of transmitting the frequency and power for systems.	Military airborne, ground-based, space-based and sea-based, defense electronics require use of these assemblies.

IF/HF/UHF Matrix Switches and Filters	Integrated signal switching components and assemblies, coupled with associated control and management electronics. They perform RF, IF, HF,	When integrated with other MFAs/MIAs, form the subsystems of electronic subsystems and systems. Applications include Secure Communications,

Products	Description	Application

	UHF and microwave multi-path signal frequency steering and filtering.	COMINT, EW, Radar, and ELINT systems.

Customers

Signal offers defense electronics equipment to the United States DOD and to major defense prime contractors for integration into larger systems. Some of Signal’s customers for defense electronics equipment include the following:

• • • • •	BAE Systems Boeing DMEA General Dynamics Harris	• • • •	ITT Lockheed Martin Northrop Grumman Raytheon

Signal’s principal defense customers are prime contractors and military agencies of the United States government and certain foreign countries. With the exception of Raytheon, which accounted for 23%, 16% and 21% of net sales in 2002, 2001 and 2000, respectively, and BAE Systems which accounted for 11% of net sales in 2002, Signal believes that the loss of any other single customer would not have a material adverse effect on sales.

The following table displays net sales by business segment for years ending December 31:

(dollars in thousands)	2002	2001	2000

Microwave Components & Subsystems – Arizona	$17,447	$15,114	$14,975
Microwave Components & Subsystems – California	19,738	19,071	20,085
Power Management Products	29,099	28,463	27,930
RF Components & Subsystems	17,514	16,659	18,163
AISD	2,887	—	—

Total	$86,685	$79,307	$81,153

For selected financial data by business segment see (“Segment Information”) Note 15 to the consolidated financial statements.

The following table displays information concerning net sales of products to categories of customers and geographic markets. The net sales information includes direct sales to the customer or market and indirect sales to prime contractors selling to the customer or market.

		Years Ended December 31,

	2002		2001		2000

(dollars in thousands)	$	%	$	%	$	%

U.S. Government
Military	$62,929	73%	$50,749	64%	$53,386	66%
Non-Military	2,887	3	1,499	2	843	1
U.S. Commercial	4,082	5	8,321	10	5,127	6
International
Military	14,747	17	15,761	20	18,217	23
Commercial	2,040	2	2,977	4	3,580	4

Total	$86,685	100%	$79,307	100%	$81,153	100%

Government Contracts

A substantial portion of Signal’s business is conducted under United States government contracts and subcontracts. These contracts are either competitively bid or sole source contracts. Competitively bid contracts are awarded after a formal bid and proposal competition among suppliers. Sole source contracts are awarded when a single contractor is deemed to have an expertise or technology that is superior to that of competing contractors.

Except for AISD, virtually all of the United States government contracts and subcontracts are fixed price contracts, pursuant to which the Company agrees to develop a product or to manufacture a product for a fixed price and assume the risk of any cost overrun. The majority of the Company’s net sales are derived from fixed price manufacturing contracts. Based on historical experience, the Company believes that the risk of a cost overrun is lower on fixed price manufacturing contracts than it is on fixed price development contracts.

Sales and Marketing

Signal markets its products worldwide through its own domestic sales force and a network of specialized independent sales representatives and distributors. The sales force is comprised of divisional marketing vice presidents, regional sales managers, sales personnel and support staff.

Sales managers are responsible for coordinating the independent sales representatives and have extensive knowledge of government and commercial programs within their respective regions. They also advise the engineering, manufacturing and management personnel of anticipated trends and customer requirements.

The key to the Company’s sales and marketing strategy is to develop long-term relationships with its customers and to have its products designed into customers’ systems. This is achieved by regular communications and meetings between the Company’s personnel at all levels and their counterparts in the customer’s organization. The Company actively seeks to form strategic alliances with customers through volume purchase agreements.

Product Engineering and Manufacturing

Signal believes that a principal core competency is the quality of its product design, engineering, manufacturing and testing capabilities. These capabilities enable Signal to design and engineer products that meet or exceed customers’ demanding specifications for performance and reliability and to manufacture products at competitive prices.

Since Signal’s founding in 1982, the Company has been manufacturing products for the defense industry. As a supplier to the defense industry, the Company is subject to rigorous specifications. Signal adheres closely to the principles of total quality management.

Signal maintains engineering product design and related support systems at each of its operating facilities.

Sources of Raw Materials

Signal attempts to utilize standard parts and components that are available from multiple vendors. However, certain components used in products are available from only single sources, and other components are available from only a limited number of sources. Despite the risks associated with purchasing components from single sources or from a limited number of sources, Signal has made the strategic decision to select single source or limited source suppliers in order to obtain higher quality parts and components and lower pricing, and to receive more timely delivery and maintain quality control.

Inflation and Costs

The cost of the Company’s products is influenced by the cost of a wide variety of raw materials from several suppliers. In the past, increases in the cost of raw materials, labor and services have been offset by price increases, productivity improvements and cost saving programs. There can be no assurance, however, that the Company will be able to similarly offset such cost increases in the future.

Research and Development

Continuing investments in research and development are critical to Signal’s ongoing product evolution and market position. Signal places strong emphasis on R&D that improves its existing products and technologies, as well as strong emphasis on R&D for new product offerings that it believes show the greatest production potential for the next few years. Signal works closely with its customers to determine the key product attributes and performance specifications that are demanded by the marketplace and performs R&D activities in all of its operations with each location focused to capitalize on its engineering talents and technology portfolios. A key R&D strategy is to form alliances with companies which possess key technologies to sustain and refresh Signal’s product portfolio. A portion of Signal’s R&D budget will be devoted to the development of new technology in order to further position the Company as a technology leader in selected defense opportunities. Signal also retains certain rights from customer-sponsored development work. Customer-sponsored research and development projects are funded and included as sales and cost of sales. The amounts of company-funded and customer-sponsored development work performed in each of the last three years are as follows:

	Years Ended December 31,

(dollars in thousands)	2002	2001	2000

Company-funded	$1,437	$792	$592
Customer-sponsored (funded)	5,658	3,727	3,731

Total	$7,095	$4,519	$4,323

Backlog

The Company had a backlog of $75.9 million at December 31, 2002 and a backlog of $57.5 million at December 31, 2001. The Company expects to ship the entire December 31, 2002 backlog within 2003, except for approximately $17.5 million which will be shipped in later periods.

Competition

Signal competes in the defense electronics industry, selling to the United States government and many of its allies. In the defense market, Signal’s primary competitors include Filtronics, Herley, M/A-Com and REMEC.

The Company believes competition is based primarily on price, product performance, reliability and customer support, and competes effectively in all of these areas. Signal’s continued success will depend in part on its ability to develop and introduce innovative, low cost, quality products that meet or exceed customers’ specifications.

It is the Company’s opinion that Signal’s technological legacy and financial strength will make the Company a strong competitor in the defense electronics market. Some of Signal’s competitors have greater financial and operating resources. In addition, certain customers have technological capabilities in Signal’s product areas and could choose to manufacture certain products themselves rather than to purchase from suppliers such as Signal.

Employees

As of December 31, 2002, the Company had 545 full-time employees. No employees are represented by unions. The Company believes its relationship with its employees is good.

Intellectual Property

The Company holds patents issued in the United States and certain European countries. While Signal considers its patents to be of some value, the Company believes that its technological position depends primarily on the technical competence and creative ability of its engineering staff in the areas of product design and manufacturing processes, as well as on closely held proprietary information. Signal requires its key personnel to execute confidentiality agreements and relies on a combination of copyrights and trademarks to protect certain of Signal’s intellectual property.

Government Regulation

All of Signal’s operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety and protection of the environment. While compliance with applicable regulations has not adversely affected Signal’s operations in the past, there can be no assurance that Signal will continue to be in compliance in the future or that these regulations will not change.

In particular, Signal must comply with detailed government procurement and contracting regulations and with United States government security regulations, certain of which carry substantial penalty provisions for non-performance or misrepresentation in the course of negotiations. Failure to comply with government procurement, contracting or security obligations could result in penalties or suspension from government contracting, which would have a material adverse effect on the Company’s results of operations.

Signal is required to maintain a United States government facility security clearance at each of its locations. This clearance could be suspended or revoked if found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay delivery of Signal’s products to customers. Although Signal has adopted policies directed at ensuring compliance with applicable regulations and there have been no suspensions or revocations of any of the Company’s facilities, there can be no assurance that the approved status of Signal’s facilities will continue without interruption. United States government regulations require a license for the export of advanced weapons systems. Changes in the United States government policies towards the export of these systems may impact Signal’s international business.

Item 2. Properties

Signal’s principal executive offices are located in Danvers, Massachusetts. Principal operating facilities, containing light manufacturing and associated engineering and support services, are located in five states:

Arizona

•	Signal owns a modern 84,260 square foot building in Chandler.

California

•	Signal leases a modern 54,280 square foot building in Sunnyvale.

•	The lease does not include utilities, maintenance and repairs, insurance and real estate taxes of approximately $9.00 per square foot.

•	The lease expires in November 2003.

•	The current annual rent is $727,897.

Florida

•	Signal owns a modern 68,000 square foot building in Fort Walton Beach.

Massachusetts

•	Signal owns a modern 40,350 square foot building in Beverly.

Texas

•	Signal leases a modern 4,197 square foot office in Plano.

•	The lease does not include insurance or electricity exceeding $1.75 per square foot.

•	The lease expires in September 2005.

•	The current annual rent is $81,842 with an escalation of 2.6% for the last two years of the lease.

The Company believes that its properties are in good operating condition and repair and considers its facilities to be suitable and adequate for current and reasonably foreseeable future activities. The Company believes that there is capacity at its facilities to absorb acquired businesses of a certain size and product lines and/or internal growth. The properties owned are all subject to mortgages. During 2001, the Company consolidated the operations that occupied its Webster, MA building into its Beverly, MA facility and the 25,000 square foot building the Company owns in Webster, MA is idle and for sale.

Item 3. Legal Proceedings

From time to time, the Company is involved in litigation incidental to its business. Ongoing legal proceedings include the following:

Weymouth Environmental Contamination:
In April 1996, the Company sold its manufacturing facility in Weymouth, MA but retained the environmental liability and responsibility associated with groundwater contaminants present at and associated with the site. This site has been classified as a Tier 1A disposal site by the Massachusetts Department of Environmental Protection, or DEP, as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the site and still present in the groundwater at the site; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants, which did not originate at the facility, have also been detected in the well field.

In accordance with the applicable provisions of the Massachusetts Contingency Plan, the Company has completed its investigation of the site and has submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system, with the addition of a supplemental well and wellhead treatment at Weymouth Winter Street Well No. 2 through an agreement with the Town of Weymouth. The Company has been informed that no recovery of costs incurred in the treatment of the groundwater at the facility is possible under existing insurance arrangements. No agreement with the Town of Weymouth relative to wellhead treatment has been reached. It is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative and, if not, the specific remedial actions, if any, that it will require.

Sunnyvale Indemnification Claim:

Eaton Corporation filed a suit against Signal in U.S. District Court, Northern District of California, alleging that the Company has a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that Signal does owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4.2 million, related to environmental liabilities assumed by the Company when it purchased Eaton’s Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton’s motions. The U.S. District Court amended the judgment to increase it to an aggregate of $7.0 million and clarified that Signal is responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000, the Company recorded liabilities of $9.0 million for anticipated costs including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $7.0 million were made during the first nine months of 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. Recorded liabilities have been reduced by the cash deposits described above and are $2.0 million at December 31, 2002. On April 26, 2001, the U.S. District Court denied Signal’s motion to reopen the amended judgment and to amend our answer and counterclaim. The Company appealed the amended judgment on May 24, 2001. By Order filed November 26, 2002, the United States Court of Appeals denied Signal’s Appeal and Eaton’s Cross-Appeal. The judgment of the United States District Court was affirmed. By Order filed January 6, 2003, the United States Court of Appeals denied Signal’s Petition for Panel Rehearing filed on December 10, 2002. On January 27, 2003, the United States Court of Appeals forwarded a Certified copy of the Decree of the Court to the United States District Court, reaffirming the order filed and entered on November 26, 2002.

SEC Proceedings:

On March 27, 2002, the Securities and Exchange Commission (the “SEC”), with the consent of the Company, entered an order requiring that Signal cease and desist from committing or causing any violations and any future violations of the periodic reporting, record keeping, and internal control provisions of the federal securities laws set forth in Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, related to the SEC’s completed investigation of the Company’s financial statements for 1996, 1997 and the first quarter of 1998.

In connection with the above matter, the SEC has filed a civil injunctive action against several former officers, directors, and employees of the Company. Some of these individuals are seeking reimbursement or payment of certain costs or damages allegedly incurred as a result of the SEC investigation or ensuing civil proceeding.

Claims Related to Signal Wireless Group:

In mid-September 2002, Richardson Electronics, Ltd., a supplier, issued to Signal for the first time an invoice for $2.0 million allegedly owed for orders going back approximately 18 months. The Company informed Richardson that these were blanket purchase orders requiring subsequent releases, which were never issued, and that all of these orders were either cancelled or put on hold. On December 20, 2002, Richardson filed a breach of contract action against Signal in the United States District Court for the Northern District of Illinois (the Federal Case). On February 14, 2003, Signal filed motions in the Federal Case seeking to dismiss the complaint based on lack of subject matter jurisdiction, lack of personal jurisdiction and improper venue. On the same date, Signal commenced an action (the Massachusetts State Action) in the Massachusetts Essex County Superior Court (Signal Technology Corporation vs. Richardson Electronics, Ltd., No. 3-0335) seeking a declaratory judgment of the relative rights of the parties. Richardson subsequently withdrew its Federal Case and filed a new complaint on March 4, 2003 (the Illinois State Action) in the Circuit Court of Cook County, Illinois (Richardson Electronics, Ltd. vs. Signal Technologies [sic] Corporation, No. 03 L 002661) seeking damages in excess of $1.75 million. Both the Massachusetts State Action and the Illinois State Action are pending. In management’s opinion, the Company does not have any liability to this supplier.

In mid-October 2002, Northrop Grumman stated that certain milestones related to the Company’s technology license and manufacturing agreement with Northrop Grumman had been reached and that the Company was obligated to issue Northrop Grumman an additional 300,776 shares. The Company informed Northrop Grumman that it believed that under the terms of such agreement, no additional shares were then due to be issued and no such shares would become due to be issued to Northrop Grumman because such milestones had not been and would not be achieved. On March 20, 2003, the Company entered into a settlement agreement with Northrop Grumman, whereby all controversies regarding this matter would be settled and the technology license and manufacturing agreement would be terminated upon the Company buying back the 300,776 shares of stock held by Northrop Grumman at an agreed price of $12.00 per share, which occurred on March 26, 2003. As further stipulated by the settlement agreement, if at any time on or before February 29, 2004, the Company should sell shares of its common stock in a transaction or series of related transactions in which the aggregate gross proceeds to the Company equal at least $10 million and at which the price per share of common stock is greater than $12.00 per share, or if the Company should merge or consolidate with or into another corporation, which results in the exchange of outstanding shares of the Company’s common stock for securities or other consideration issued or paid by such other corporation, then the Company will pay to Northrop Grumman in cash, an amount per share equal to the difference between $12.00 per share and the per share value of the consideration received in such transaction.

In-mid October 2002, Vitesse sent the Company an invoice for approximately $1.2 million, in connection with the Company’s manufacturing supply agreement with Vitesse. The Company informed Vitesse that it believed, that under the terms of such agreement, no payment was then due and no further payment would become due to Vitesse because the requirements set forth in such agreement had not been and would not become fulfilled. On March 19, 2003, the Company entered into a settlement agreement with Vitesse, whereby all controversies regarding this matter would be settled and the manufacturing supply agreement would be terminated upon the Company buying back 500,000 outstanding Company warrants held by Vitesse at an agreed upon price of $3.00 per warrant, which occurred on March 19, 2003. As further stipulated by the settlement agreement, if, at any time on or before January 31, 2004, the Company should sell shares of its common stock in a transaction or series of related transactions in which the aggregate gross proceeds to the Company equals at least $10 million and at which the price per share of common stock is greater than $12.29 per share, or the Company should merge or consolidate with or into another corporation, which results in the exchange of outstanding shares of Signal’s common stock for securities or other consideration issued or paid by such other corporation, then as part of either of such transactions referred to, the Company will pay, in cash, an amount equal to the difference between $12.29 and the per share value of the consideration received in such transaction.

Item 4. Submission of Matters to a Vote of Security Holders

None

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Signal’s common stock is traded on the Nasdaq National Market under the symbol “STCO”. The following table sets forth, for the periods indicated, the high and low closing prices per share of the Company’s common stock as reported in the Nasdaq National Market.

	High	Low

Year Ended December 31, 2001:
First Quarter	$12.25	$6.19
Second Quarter	10.80	5.00
Third Quarter	11.00	6.06
Fourth Quarter	8.29	3.60
Year Ended December 31, 2002:
First Quarter	$8.00	$5.04
Second Quarter	9.79	7.75
Third Quarter	9.20	6.44
Fourth Quarter	12.74	9.01

On March 21, 2003 the last reported sale price of the Company’s common stock as reported on the Nasdaq National Market was $10.20 per share. As of March 21, 2003 there were approximately 77 stockholders of record of the common stock.

Signal has never paid cash dividends on its common stock. The Company anticipates retaining all available funds for use in operations and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with Signal’s audited consolidated financial statements and related notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are included elsewhere in the Form 10-K.

(dollars in thousands, except per share amounts)	2002	2001	2000	1999	1998

OPERATIONS
Net sales	$86,685	$79,307	$81,153	$79,749	$91,123
Operating income	10,761	8,058	10,748	6,118	(6,511)
Income (loss) from continuing operations	16,133	(2,423)	729 [1]	5,029	(7,084)
Cumulative effect of change in accounting principle, net of tax	(2,070)	—	—	—	—
Net income (loss)	782	(17,734)	(2,523)	4,476	(7,173)
Per common share:
Basic:
Income (loss) from continuing operations	$1.54	$(0.24)	$0.09	$0.66	$(0.96)
Cumulative effect of change in accounting principle, net of tax	(0.20)	—	—	—	—
Net income (loss)	$0.07	$(1.77)	$(0.30)	$0.59	$(0.97)
Diluted:
Income (loss) from continuing operations	$1.45	$(0.24)	$0.08	$0.63	$(0.96)
Cumulative effect of change in accounting principle, net of tax	(0.20)	—	—	—	—
Net income (loss)	$0.07	$(1.77)	$(0.30)	$0.56	$(0.97)

Shares used in calculating net income (loss) per share:
Basic	10,449	10,003	8,537	7,587	7,365
Diluted	11,121	10,003	9,505	7,986	7,365

[1] Includes $9.0 million charge for liabilities associated with Eaton Corporation indemnification claim, included in other expense.

(dollars in thousands, except per share
amounts and employees at year-end)	2002	2001	2000	1999	1998

FINANCIAL POSITION
Cash and cash equivalents	$22,675	$10,849	$31,023	$3,431	$2,366
Current assets	65,210	67,688	86,273	40,558	30,736
Current liabilities	20,854	26,773	30,461	18,830	11,006
Total assets	83,453	83,395	102,393	57,601	48,983
Long-term debt, net current maturities	4,065	545	5,254	5,561	9,928
Total debt	4,357	5,154	5,764	9,071	10,408
Stockholders’ equity	57,419	53,563	65,544	31,686	26,487

Shares outstanding at year-end	10,618	10,337	9,923	7,676	7,349
Book value per share	$5.41	$5.18	$6.61	$4.13	$3.60

SELECTED DATA
Orders	$106,666	$74,458	$76,660	$88,972	$66,330
Year-end backlog	$75,945	$57,469	$69,554	$72,882	$63,502
Employees at year-end	545	545	611	581	718
Net sales per employee	$159	$146	$133	$137	$127

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note

This Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including without limitation (i) the anticipated outcome and impact of proceedings in which we are involved, (ii) the availability of our credit facility and our liquidity, (iii) our ability to meet operating and capital requirements and to pursue acquisition opportunities, and (iv) certain other statements identified or qualified by words such as “likely”, “will”, “suggests”, “may”, “would”, “could”, “should”, “expects”, “anticipates”, “estimates”, “plans”, “projects”, “believes”, “is optimistic about”, or similar expressions (and variants of such words of expressions). Investors are cautioned that forward-looking statements are inherently uncertain. These forward-looking statements represent the best judgment of the Company as on the date of this Form 10-K, and we caution readers not to place undue reliance on such statements. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties including, without limitation, risks associated with fluctuations in our operating results, volume and timing of orders received, changes in the mix of products sold, competitive pricing pressure, our ability to meet or renegotiate customer demands, the ability to anticipate changes in the market, our ability to finance operations on terms that are acceptable, our ability to attract and retain qualified personnel including our management, changes in the global economy, changes in regulatory processes, the dependence on certain key customers (including the United States government), our ability to realize sufficient margins on sales of its products, the availability and timing of funding for our current products and the development of future products.

Overview

Signal’s principal business is the design, development and manufacture of power management products and electronic radio frequency components and subsystems that are used in defense electronics. The Company was incorporated in 1982 and has traditionally been a supplier to the defense industry. Signal’s sophisticated RF, microwave and millimeter wave electronic components are used in applications such as radar, communications and smart weapons and contain technology to receive, transmit and process wireless data signals.

Signal has experienced, and expects to continue to experience, significant fluctuations in its results of operations. Factors that affect the Company’s results of operations include the volume and timing of orders received, changes in the mix of products sold, competitive pricing pressures and our ability to meet customer requirements. As a result of the foregoing or other factors, there can be no assurance that the Company will not experience material fluctuations in future operating results on a quarterly or annual basis, which would materially and adversely affect the Company’s business, financial condition and results of operations.

Results of Operations

The following table sets forth, as a percentage of net sales, consolidated statements of operations data for the periods indicated.

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.6	65.7	63.9

Gross profit	35.4	34.3	36.1

Operating expenses:
Selling, general and administrative	21.4	23.1	22.2
Research and development	1.6	1.0	0.7

Total operating expenses	23.0	24.1	22.9

Operating income	12.4	10.2	13.2
Other expense	—	—	(11.2)
Interest expense	(0.4)	(0.5)	(1.3)
Interest income	0.3	0.9	1.1

Income from continuing operations before income taxes	12.3	10.6	1.8
Provision for (benefit from) income taxes	(6.3)	13.7	0.9

Income (loss) from continuing operations	18.6	(3.1)	0.9

Loss on discontinued operations, net of tax	(12.2)	(19.3)	(4.0)
Loss on disposal of discontinued operations, net of tax	(3.1)	—	—

Total discontinued operations	(15.3)	(19.3)	(4.0)

Income (loss) before cumulative effect of change in accounting principle	3.3	(22.4)	(3.1)
Cumulative effect of change in accounting principle, net of tax	(2.4)	—	—

Net income (loss)	0.9	(22.4)	(3.1)

Fiscal Year Ended December 31, 2002 vs. Fiscal Year Ended December 31, 2001

Net sales. Net sales increased 9.3% from $79.3 million during fiscal year 2001 to $86.7 million during fiscal year 2002. Sales improved across all segments with the largest increases attributed to a $2.3 million increase in Microwave Components & Subsystems-Arizona and $2.9 million in sales generated by the Company’s new AISD segment.

Gross profit. Gross profit increased 12.9% from $27.2 million during fiscal year 2001 to $30.7 million during fiscal year 2002. The primary reasons for the $3.5 million increase in gross profit are a $2.5 million increase resulting from higher sales volume, of which $0.5 million is attributable to the Company’s new AISD segment, and a $1.0 million increase due to improved margins from a product mix favoring production jobs over development jobs, primarily in the Power Management Products segment. Production jobs typically produce higher gross margins.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 0.9% from $18.4 million during fiscal year 2001 to $18.5 million during fiscal year 2002. Though spending was higher in 2002 compared to 2001, as a percentage of net sales these expenses were lower in 2002, due to the Company’s efforts to streamline its operations and right-size its businesses.

Research and development expenses. Research and development expenses increased 81.4% from $0.8 million during fiscal year 2001 to $1.4 million during fiscal year 2002 due to increased efforts on defense projects and the lack of commercial wireless efforts competing for the Company’s R &D resources.

Interest income(expense), net. Interest income (expense), net decreased $0.4 million from $0.3 million of interest income, net during fiscal year 2001 to $0.1 million of interest expense, net during fiscal year 2002. The overall decrease in interest income (expense), net is due to lower average cash balances during the first three quarters of 2002 and lower interest rates on these balances during 2002.

Income taxes. The provision for income taxes during fiscal year 2001 was $10.8 million compared to an income tax benefit of $5.5 million during fiscal year 2002. The provision recorded during 2001 related to a tax provision of $3.4 million, based on an effective tax rate of approximately 40%, in addition to a provision of $7.4 million due to the recording of a full valuation allowance, based on the allocation between continuing and discontinued operations. The Company believed it was more likely than not that the deferred tax assets may not be realized. The recording of the valuation allowance was primarily due to the historical and projected losses from the former Signal Wireless Group (SWG). The components of the SWG were sold in the second half of 2002 the results of which are presented in discontinued operations. The benefit recorded during 2002 relates to a tax provision of $4.2 million based on an effective tax rate of approximately 39% net of a benefit of $9.7 million due to the full reversal of the valuation allowance on the Company’s deferred tax assets. Upon completion of the disposal of the Company’s wireless businesses, the valuation allowance was reversed as the Company believes it is more likely than not the projected results for its continuing operations will generate sufficient taxable income to fully utilize its deferred tax assets.

Fiscal Year Ended December 31, 2001 vs. Fiscal Year Ended December 31, 2000

Net sales. Net sales decreased 2.3% from $81.2 million during fiscal year 2000 to $79.3 million during fiscal year 2001. The primary reasons for the decrease were a combined $2.4 million decrease in sales from Microwave Components & Subsystems and RF Components & Subsystems, partially offset by a $0.5 million increase in sales from Power Management Products.

Gross profit. Gross profit decreased 7.2% from $29.3 million during fiscal year 2000 to $27.2 million during fiscal year 2001. The decrease in gross profit is primarily attributed to lower overall sales volume, resulting in a $0.7 million decrease in gross profit, and a $1.4 million decrease in gross profit driven primarily by low to zero margin engineering development programs in Power Management Products.

Selling, general and administrative expenses. Selling, general and administrative expenses increased 2.2% from $18.0 million during fiscal year 2000 to $18.4 million during fiscal year 2001. The increase is primarily due to an increase in legal expenses related to the SEC investigation, which was completed in March 2002.

Research and development expenses. Research and development expenses increased 33.8% from $0.6 million during fiscal year 2000 to $0.8 million during fiscal year 2001. The increase is attributable to management’s plan to update the Company’s products across all segments.

Other expense. Other expense was $9.1 million during fiscal year 2000 compared to zero during fiscal year 2001. Included in other expense during 2000 was a $9.0 million charge for liabilities associated with Eaton Corporation’s indemnification claim. Also included in other expenses was $0.1 million in expense associated with managing the LogiMetrics power amplifier business before our acquisition of the business in November 2000.

Interest income(expense), net. Interest income(expense), net increased $0.5 million from $0.2 million net expense during fiscal year 2000 to $0.3 million net income during fiscal year 2001. The net increase in interest income(expense), net is due to repayment of borrowings under the Company’s revolving credit facility. During the third quarter of 2000, the Company issued two million shares of common stock with net proceeds of $35.1 million. After repaying the revolving credit facility and supporting working capital requirements, the remaining funds were invested in cash equivalents and generated $0.7 million in interest income during fiscal year 2001.

Income taxes. The provision for income taxes during fiscal year 2000 was $0.7 million compared to an income tax provision of $10.8 million during fiscal year 2001. The income tax provision recorded during 2000 related to a tax provision, based on an effective tax rate of approximately 50%. The provision recorded during 2001 related to a tax provision of $3.4 million, based on an effective tax rate of approximately 40%, in addition to a provision of $7.4 million due to the recording of a full valuation allowance. The Company believed it was more likely than not that the deferred tax assets may not be realized. The recording of the valuation allowance was primarily due to the historical and projected losses from the former Signal Wireless Group (SWG).

Business Segments

During 2002, the Company completed its plan to sell its commercial wireless and mobile appliance businesses (formerly part of the Signal Wireless Group), in response to the global weakness in telecommunication spending. Additionally, during 2001, in an effort to streamline operations the Company consolidated its Systems division, formerly located in Webster, MA, into Olektron which is located in Beverly, MA. As a result of this consolidation, net sales and operating income related to the Systems division have been reclassified from Microwave Components & Subsystems to RF Components & Subsystems for all years presented in these financial statements. During the fourth quarter of 2002, the Company formed a new division, Advanced Integrated Systems Division (AISD) which focuses on defense and homeland security wireless unmanned sensor systems.

At December 31, 2002, the Company had five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and AISD, report their operations within five segments: Microwave Components & Subsystems – Arizona, Microwave Components & Subsystems - California, Power Management Products (Keltec), Radio Frequency (RF) Components & Subsystems (Olektron and the former Systems division) and AISD (our new business unit in Texas that focuses on wireless networks of sensors).

Our reportable segments are as follows:

Microwave Components & Subsystems - Arizona

Designs and manufactures microwave oscillators, frequency synthesizers and converters, microwave amplifiers and microwave switch matrices.

Microwave Components & Subsystems - California

Designs and manufactures microwave oscillators, converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

Power Management Products

Designs and manufactures military high and low voltage power supplies, DC to DC converters and military high power amplifiers and transmitters for use in radar systems.

Radio Frequency (RF) Components & Subsystems

Designs and manufactures RF and intermediate frequency signal processing components, integrated multi-function devices and switching systems.

Advanced Integrated Systems Division (AISD)

Design and integration of wireless unmanned sensor systems for defense and Homeland Security applications.

The following tables display net sales and operating income by business segment for the three years ending December 31, which correspond to the segment information presented in Note 15 to the consolidated financial statements.

(dollars in thousands)	2002	2001	2000

Net Sales
Microwave Components & Subsystems - Arizona	$17,447	$15,114	$14,975
Microwave Components & Subsystems - California	19,738	19,071	20,085
Power Management Products	29,099	28,463	27,930
RF Components & Subsystems	17,514	16,659	18,163
AISD	2,887	—	—

Total	$86,685	$79,307	$81,153

Operating Income[1]
Microwave Components & Subsystems - Arizona	$2,448	$2,502	$2,678
Microwave Components & Subsystems - California	2,124	2,641	2,309
Power Management Products	4,866	3,409	4,666
RF Components & Subsystems	1,187	(494)	1,095
AISD	136	—	—

Total	$10,761	$8,058	$10,748

[1] Corporate headquarters expenses have been allocated to the business segments based on a percentage of net sales.

Business Segments Fiscal Year Ended December 31, 2002 vs. Fiscal Year Ended December 31, 2001

Microwave Components & Subsystems - Arizona

Net sales. Net sales of Microwave Components & Subsystems - Arizona increased 15.7% from $15.1 million during fiscal year 2001 to $17.4 million during fiscal year 2002. The increase is primarily due to an overall improvement in sales across various product areas due to increased spending for defense electronics.

Operating income. Operating income of Microwave Components & Subsystems - Arizona decreased 2.1% from $2.5 million during fiscal year 2001 to $2.4 million during fiscal year 2002. The decrease is primarily the result of increased costs related to research and development, offset by improved gross margins.

Microwave Components & Subsystems - California

Net sales. Net sales of Microwave Components & Subsystems - California increased 3.3% from $19.1 million during fiscal year 2001 to $19.7 million during fiscal year 2002. The increase is primarily due to development delays on a certain contract causing sales for that contract to slip from 2001 to 2002.

Operating income. Operating income of Microwave Components & Subsystems - California decreased 19.6% from $2.6 million during fiscal year 2001 to $2.1 million during fiscal year 2002. The decrease is primarily due to an increase in bid and proposal activity resulting from a high volume of technical proposals.

Power Management Products

Net sales. Net sales of Power Management Products increased 2.2% from $28.5 million during fiscal year 2001 to $29.1 million during fiscal year 2002. The primary reason for the increase was a 48% increase in bookings for 2002, resulting from increased orders for aircraft electronic warfare subsystems.

Operating income. Operating income of Power Management Products increased 42.7% from $3.4 million during fiscal year 2001 to $4.9 million during fiscal year 2002. The increase was primarily due to increased sales and improved product margins attributable to a shift in sales mix favoring manufacturing contracts, which typically have higher gross margins than development contracts.

RF Components & Subsystems

Net sales. Net sales of RF Components & Subsystems increased 5.1% from $16.7 million during fiscal year 2001 to $17.5 million during year 2002. The increase was primarily due to higher sales volume in the active devices and filter oscillator lines.

Operating income. RF Components & Subsystems reported an operating loss for fiscal year 2001 of $0.5 million as compared to an operating income of $1.2 million for fiscal year 2002. The improvement in 2002 is primarily attributed to increased sales and improved gross margins from a favorable product mix, as well as costs reductions resulting from the consolidation of the former Systems division into Olektron.

AISD

Net sales. Net sales for the new AISD segment were the result of the formation of a new division, Advanced Integrated Systems Division, (AISD) during the fourth quarter of 2002. Net sales reported for this new segment during 2002 were $2.9 million, due to the award of two research contracts.

Operating income. Operating income reported for the new AISD segment for fiscal year 2002 was $0.1 million.

Business Segments Fiscal Year Ended December 31, 2001 vs. Fiscal Year Ended December 31, 2000

Microwave Components & Subsystems - Arizona

Net sales. Net sales of Microwave Components & Subsystems - Arizona were essentially flat at $15.0 million during fiscal year 2000 compared to $15.1 million during fiscal year 2001, an increase of 0.7%.

Operating income. Operating income of Microwave Components & Subsystems - Arizona decreased 6.6% from $2.7 million during fiscal year 2000 to $2.5 million during fiscal year 2001. The decrease is primarily due to increased spending in research and development.

Microwave Components & Subsystems - California

Net sales. Net sales of Microwave Components & Subsystems - California decreased 4.9% from $20.1 million during fiscal year 2000 to $19.1 million during fiscal year 2001. The decrease in net sales is primarily the result of a higher volume of development contracts in 2001 which produce lower sales levels than production contracts.

Operating income. Operating income of Microwave Components & Subsystems - California increased 14.4% from $2.3 million during fiscal year 2000 to $2.6 million during fiscal year 2001. The increase is primarily due to efficiencies gained through increased spending on research and development.

Power Management Products

Net sales. Net sales of Power Management Products increased 1.9% from $27.9 million during fiscal year 2000 to $28.5 million during fiscal year 2001. The primary reason for the increase in sales is increased shipments of high-end integrated power supply electronics and microwave power amplifiers which have higher unit prices than less sophisticated products.

Operating income. Operating income of Power Management Products decreased 26.9% from $4.7 million during fiscal year 2000 to $3.4 million during fiscal year 2001. The decrease was primarily due to a $1.0 million decrease in gross profit due to changes in contract mix favoring development jobs that typically have lower gross margins than manufacturing jobs, partially offset by increased sales.

RF Components & Subsystems

Net sales. Net sales of RF Components & Subsystems decreased 8.3% from $18.2 million during fiscal year 2000 to $16.7 million during year 2001. The decrease is primarily due to a $3.8 million decrease in sales at our former Systems operation due to lower switch matrix sales and delays in new product development which in turn delayed shipments and new orders, which was offset by increased sales of active RF components.

Operating income. Operating income of RF Components & Subsystems decreased 145.1% from operating income of $1.1 million during fiscal year 2000 to an operating loss of $0.5 million during fiscal year 2001. The decrease is primarily due to lower sales volume and reduced gross margins due to a shift in contract mix as well as production and development delays at the Systems operation.

Discontinued Operations

In response to the global weakness in the telecom industry and consistent with the Company’s desire to return to its core defense business, the Company completed the sale of certain assets of its commercial fixed wireless business unit to Endwave Corporation for approximately $3.4 million in cash on September 24, 2002. As part of this transaction, the Company retained the receivables associated with this business, which amounted to approximately $2.1 million at the time of closing. As of December 31, 2002, the remaining net receivable balance was $434. Additionally, on November 20, 2002, the Company completed the sale of certain assets of its mobile appliance business unit to Paratek Microwave, Inc. for approximately $1.3 million in cash.

In addition to the net loss from discontinued operations, the Company recorded a pretax loss on the sale of both its commercial wireless business unit and mobile appliance business unit during the year ended December 31, 2002 in the amount of $2.6 million pretax, $1.8 million after tax and $1.3 million pretax, $0.9 million after tax, respectively. The benefits for income taxes included in discontinued operations for the current period reflect expected refunds of prior year taxes resulting from the carryback of net operating losses.

The Company has no further continuing obligations related to these two businesses, with the exception of the outstanding accounts receivable balance discussed above and the Northrop Grumman, Vitesse, and Richardson legal matters, as discussed in Item 3. “Legal Proceedings.”

Liquidity and Capital Resources

At December 31, 2002, the Company had working capital of $47.2 million, including cash and cash equivalents of $22.7 million, as compared to working capital of $40.9 million, including cash and cash equivalents of $10.8 million at December 31, 2001. Net cash flow provided by continuing operations was $11.2 million during fiscal year 2002 compared to net cash flow used by continuing operations of $7.5 million during fiscal year 2001. Net cash flow provided by discontinued operations in 2002 was $0.6 million compared with a $12.7 million of cash used in discontinued operations in 2001.

Earnings, adjusted for non-cash items, totaling $9.4 million was the primary source of operating cash flow during 2002. During 2001, earnings, adjusted for non-cash items, totaling $7.3 million was more than offset by a $13.2 million net change in working capital, resulting in a $5.9 million use of operating cash flow. The primary uses of working capital during 2001 were a $7.0 million cash deposit made with the Clerk, United States District Court by order of the United States District Court for, the Northern District of California in association with the Eaton claim and a $3.7 million increase in inventory.

Net cash of $2.0 million was provided by investing activities during fiscal year 2002 compared to net cash used in investing activities of $1.9 million during fiscal year 2001. Proceeds of $4.4 million received from the sale of discontinued operations was the primary source of cash from investing activities in 2002. During fiscal year 2001, $1.9 million was used for additions to property, plant and equipment compared to $2.4 million during fiscal year 2002.

Net cash used by financing activities was $31 thousand during fiscal year 2002, and was primarily the result of proceeds from the issuance of common stock and debt in the amounts of $1.6 million and $4.2 million, respectively, offset by payments on debt of approximately $5.3 million and restricted cash of $0.6 million. Net cash provided by financing activities during fiscal year 2001 was $0.2 million which was primarily the result of $0.8 million of proceeds from issuance of common stock offset by payments on debt of $0.6 million.

On November 6, 2002, the Company paid off the remaining balance on its Massachusetts Industrial Revenue Bond. In compliance with the bond agreement, the Company collateralized the bond with a letter of credit. In addition, the letter of credit was collateralized by $0.6 million in cash. As required by the bond agreement, the letter of credit was required to remain in place for a period of 91 days from the date at which the bond was paid in full. Upon expiration of the 91 days (February 5, 2003), the letter of credit and the cash collateral were released. At December 31, 2002, the Company reflected the $0.6 million of cash collateral as restricted cash on the Company’s balance sheet.

The Company has available a $10 million revolving line of credit with a bank under an agreement dated December 23, 2002. This credit facility, which is an asset-based senior secured agreement, will expire on December 23, 2003. Borrowings under the line bear interest at the bank’s base rate (4.25% at December 31, 2002) plus 1% and are subject to certain financial covenants and restrictions on liquidity. As of December 31, 2002, there were no balances outstanding on the line and the Company was in compliance with all applicable financial covenants and restrictions. A commitment fee at an annual rate of 0.375% on the amount of the unused facility is payable quarterly.

In conjunction with the new credit facility, the Company entered into a new real estate term loan agreement with proceeds of $4.3 million, which were used to repay the previous term loan of the same amount. The Real Estate term loan is collateralized by real estate with a net book value of $7.0 million at December 31, 2002. Maturing on December 23, 2007, the Real Estate term loan is payable in monthly principal payments of $24 thousand, plus interest at the bank’s base rate (4.25% at December 31, 2002) plus 1%, with the last installment equal to the remaining unpaid loan balance.

The Company believes that its expected cash flow from operations, as well as its existing balance of cash and cash equivalents will be sufficient to meet the Company’s working capital and anticipated capital expenditure needs for at least the next 12 months.

Critical Accounting Policies and Estimates

Signal’s significant accounting policies are described in Note 2 to the consolidated financial statements. The Company believes its most critical accounting policies and estimates include revenue recognition and cost estimation on our contracts, legal contingencies, environmental contingencies, valuation of long-lived and intangible assets and accounting for income taxes.

Revenue recognition and cost estimation

A significant portion of Signal’s business is comprised of development and production contracts which are accounted for under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally revenue on long-term fixed-price contracts is recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion. Certain contracts that provide for delivery of low production quantities or have a significant amount of product development effort sales may be recorded using performance milestones or using the cost-to-cost method of percentage of completion accounting. Sales under cost-reimbursement-type contracts are recorded as costs are incurred.

Contract accounting requires judgment relative to estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. The Company’s materials include high-technology parts and components that may be specialized in nature or subject to rapid technology obsolescence. While the Company has programs to minimize the required inventories on hand and consider technology obsolescence in estimating reserves to reduce recorded amounts to net realizable value, such estimates could change in the future. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Given the significance of the estimation processes and judgments described above, it is possible that materially different amounts of contract costs could be recorded if different assumptions were used in the estimation of cost at completion. We review our operations for compliance and consistency with policies and practices related to contract accounting. When a change in contract value or estimated cost is determined, changes are reflected in current period earnings.

In 2002, 2001 and 2000, gross margin as a percent of net sales for the Company’s continuing businesses did not vary by more than 5%. If the aggregate combined cost estimates for all of the contracts in the Company’s continuing businesses had been higher or lower by 5% in 2002, the Company’s gross margin would have changed by approximately $2.5 million to $3.0 million.

Legal and environmental contingencies
Signal is involved in certain legal proceedings and environmental remediation activities as discussed in Note 11. The Company records appropriate accruals for legal costs, environmental remediation and associated activities when they are known and it is probable that a liability has been incurred and amounts can be reasonably estimated. Judgment is required relative to estimating costs and making assumptions for environmental remediation activities. Given the significance of the estimation process and judgments involved, it is possible that materially different amounts of costs could be recorded if different assumptions were used.

Valuation of long-lived and intangible assets and goodwill
On January 1, 2002, the Company adopted Statement of Financial Account Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets”. Accordingly, upon indication of possible impairment, we evaluate the recovery of held-for-use long lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. The following circumstances would be considered important and could lead to an impairment review; significant changes in the manner of our using the asset, negative industry or economic trends and underperformance relative to projected operating results.

In January 2002, SFAS No. 142, “Goodwill and Other Intangible Assets” became effective and, as a result, the Company ceased to amortize goodwill. The Company performed an initial impairment review of its goodwill during the first six months of 2002. As a result of this review, the Company recorded an impairment charge of $2.1 million, net of taxes. The Company also completed its annual impairment review at December 31, 2002, which resulted in no additional impairment being recorded.

Accounting for income taxes
The Company is required to estimate income taxes in each jurisdiction in which it operates. Estimates are prepared for the Company’s tax exposure, together with assessing temporary differences resulting from different treatments of items for accounting and tax purposes. These differences result in deferred tax assets and liabilities which are included in the Company’s balance sheet. Judgments are made as to the likelihood that the Company’s deferred tax assets will be recovered from future taxable income. If the Company believes that it is more likely than not that the asset is not recoverable, a valuation allowance is established, or a change therein is made, and it is included as an expense for that period within the tax provision in the statement of operations.

Contractual Obligations and Commercial Commitments

The following table presents our contractual obligations and commercial commitments as of December 31, 2002 over the next five years and thereafter:

		Payments Due by Period

		Less than 1	1-3		After 5
(dollars in thousands)	Total	year	years	4-5 years	years

Contractual Obligations
Debt	$4,300	$287	$860	$3,153	$—
Capital lease obligations	57	30	27	—	—
Operating leases	1,727	994	636	97	—
Environmental remediation	2,420	530	315	210	1,365

Total contractual cash obligations	$8,504	$1,841	$1,838	$3,460	$1,365

Recent Accounting Pronouncements

In May 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified as extraordinary items will no longer be treated as such, but instead will be reported as other non-operating income or expenses. The Company does not expect any material impact from the adoption of SFAS No. 145.

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

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The pronouncement is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for fiscal years ended after December 15, 2002. The Company is currently assessing the impact of the recognition and measurement provisions of this interpretation on the Company’s results of operations and financial position and have not yet determined the impact of adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock based compensation plans. APB No. 25 does not require stock options to be expensed when granted with an exercise price equal to fair market value. We intend to continue to apply the provisions of APB No. 25. See Note 2 “Significant Accounting Policies – Stock-Based Compensation” to our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The Company does not engage in trading market risk sensitive instruments or purchasing hedging instruments or “other than trading” instruments that are likely to expose the Company to market risk, whether interest rate, foreign currency exchange, commodity price or equity price risk. The Company has not purchased options or entered into swaps, forward or future contracts. Signal’s primary market risk exposure would be interest rate risk on borrowings under the senior secured revolving and term loan credit facilities, which are subject to interest rates based on the bank’s base rate. A change in the applicable interest rate on these loans would affect the rate at which the Company could borrow funds. The aggregate hypothetical loss in earnings for one year of those borrowings held by the Company at December 31, 2002 and 2001 which are subject to interest rate risk resulting from a hypothetical 10% increase in interest rates is approximately $23 thousand and $40 thousand, respectively. The hypothetical loss was determined by calculating the aggregate impact of a 10% increase in each of our variable financial instruments held by the Company at December 31, 2002 and 2001.

Item 8. Financial Statements and Supplementary Data

Report of Independent Accountants

To the Board of Directors and Stockholders of Signal Technology Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Signal Technology Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2002 the Company changed its method of accounting for long-lived assets and discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

As discussed in Note 8 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 14, 2003, except as to the third and fourth paragraphs of Note 8, which are as of March 20, 2003

Signal Technology Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	December 31,

(dollars in thousands)	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$22,675	$10,849
Restricted cash	600	—
Accounts receivable, net of allowance for doubtful accounts of $243 in 2002 and $280 in 2001	16,675	11,673
Inventories, net of progress payments and reserve	12,580	13,970
Deferred income taxes	9,216	1,234
Refundable income taxes	2,254	2,298
Prepaid expenses and other current assets	776	356
Assets from discontinued operations	434	27,308

Total current assets	65,210	67,688
Property, plant and equipment, net	14,644	13,937
Goodwill	1,222	910
Deferred income taxes	1,534	—
Other assets	843	860

Total assets	$83,453	$83,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,131	$3,507
Accrued expenses	10,812	9,033
Customer advances	3,050	2,055
Current maturities of long-term debt	292	4,609
Liabilities from discontinued operations	2,569	7,569

Total current liabilities	20,854	26,773
Deferred income taxes	—	1,234
Long-term environmental liabilities	1,115	1,280
Long-term debt, net of current maturities	4,065	545

Total liabilities	26,034	29,832

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued
Common stock, $0.01 par value; 30,000,000 authorized; 10,772,915 shares in 2002 and 10,491,739 shares in 2001 issued and 10,617,978 shares in 2002 and 10,336,802 shares in 2001 outstanding	108	105
Additional paid-in-capital	58,916	55,845
Accumulated deficit	(634)	(1,416)

	58,390	54,534
Less treasury stock; 154,937 shares in 2002 and 2001, at cost	(971)	(971)

Total stockholders’ equity	57,419	53,563

Total liabilities and stockholders’ equity	$83,453	$83,395

The accompanying notes are an integral part of the consolidated financial statements.

Signal Technology Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

(dollars in thousands, except per share data)	2002	2001	2000

Net sales	$86,685	$79,307	$81,153
Cost of sales	55,963	52,092	51,837

Gross profit	30,722	27,215	29,316

Operating expenses:
Selling, general and administrative expenses	18,524	18,365	17,976
Research and development expenses	1,437	792	592

Total operating expenses	19,961	19,157	18,568

Operating income	10,761	8,058	10,748
Other expense	—	—	(9,105)
Interest expense	(363)	(421)	(1,058)
Interest income	262	745	881

Income from continuing operations before income taxes	10,660	8,382	1,466
Provision for (benefit from) income taxes	(5,473)	10,805	737

Income (loss) from continuing operations	16,133	(2,423)	729

Loss from discontinued operations, net of taxes	(10,615)	(15,311)	(3,252)
Loss on disposal of discontinued operations, net of taxes	(2,666)	—	—

Total discontinued operations	(13,281)	(15,311)	(3,252)

Income (loss) before cumulative effect of change in accounting principle	2,852	(17,734)	(2,523)
Cumulative effect of change in accounting principle, net of taxes	(2,070)	—	—

Net income (loss)	$782	$(17,734)	$(2,523)

Per common share:
Basic :
Income (loss) from continuing operations	$1.54	$(0.24)	$0.09
Discontinued operations	(1.27)	(1.53)	(0.39)
Cumulative effect of change in accounting principle, net of taxes	(0.20)	—	—
Net income (loss)	$0.07	$(1.77)	$(0.30)

Diluted:
Income (loss) from continuing operations	$1.45	$(0.24)	$0.08
Discontinued operations	(1.27)	(1.53)	(0.39)
Cumulative effect of change in accounting principle, net of taxes	(0.20)	—	—
Net income (loss)	$0.07	$(1.77)	$(0.30)

Shares used in calculating net income (loss) per share
Basic	10,449	10,003	8,537
Diluted	11,121	10,003	9,505

The accompanying notes are an integral part of the consolidated financial statements.

Signal Technology Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31, 2002, 2001 and 2000

	Common Stock			Retained	Treasury Stock
			Additional	Earnings
	Shares		Paid-in	(Accumulated		Amount	Stockholders’
(dollars in thousands)	Issued	Amount	Capital	Deficit)	Shares	at cost	Equity

December 31, 1999	7,828,189	$78	$13,667	$18,841	(152,100)	$(900)	$31,686
Exercise of stock options	175,207	1	748				749
Issuance of common stock	2,074,289	21	35,450				35,471
Stock repurchase program					(2,837)	(71)	(71)
Stock compensation expense			232				232
Net loss				(2,523)			(2,523)

December 31, 2000	10,077,685	100	50,097	16,318	(154,937)	(971)	65,544
Exercise of stock options	37,667	1	200				201
Issuance of common stock	376,387	4	3,433				3,437
Issuance of warrants			2,048				2,048
Stock compensation expense			67				67
Net loss				(17,734)			(17,734)

December 31, 2001	10,491,739	105	55,845	(1,416)	(154,937)	(971)	53,563
Exercise of stock options	183,399	2	1,145				1,147
Issuance of common stock	97,777	1	474				475
Stock compensation expense			1,452				1,452
Net income				782			782

December 31, 2002	10,772,915	$108	$58,916	$(634)	(154,937)	$(971)	$57,419

The accompanying notes are an integral part of the consolidated financial statements.

Signal Technology Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

(dollars in thousands)	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$782	$(17,734)	$(2,523)
Total loss from discontinued operations	13,281	15,311	3,252
Cumulative effect of accounting change	2,070	—	—

Income (loss) from continuing operations	16,133	(2,423)	729
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,536	3,022	2,758
Non-cash compensation	1,266	133	232
Deferred taxes	(10,569)	7,382	(4,772)
Gain (loss) on disposal of property, plant and equipment	(10)	(801)	303
Changes in operating assets and liabilities, net of effects of purchase of LogiMetrics in 2000:
Accounts receivable	(5,002)	2,758	(2,046)
Inventory	1,390	(3,726)	(727)
Refundable income taxes	44	(2,298)	638
Prepaid expenses and other current assets	(162)	(21)	7
Accounts payable	1,039	(1,979)	1,225
Accrued expenses	1,614	(8,517)	7,937
Customer advances	995	322	120
Other long-term liabilities	—	286	994

Net cash provided by (used in) operating activities	9,274	(5,862)	7,398

Cash flows from investing activities:
Acquisitions and associated costs	—	—	2,054
Additions to property, plant and equipment	(2,422)	(1,905)	(2,514)
Proceeds from disposal of property, plant and equipment and other assets	23	18	14
Proceeds from sale of discontinued operations	4,405	—	—
Issuance of loan to employee	—	—	(140)

Net cash provided by (used in) investing activities	2,006	(1,887)	(586)

Cash flows from financing activities:
Restricted cash	(600)	—	—
Proceeds from issuance of debt, net of issuance costs	4,209	—	—
Proceeds from exercise of stock options	1,147	201	749
Purchase of treasury stock	—	—	(71)
Proceeds from issuance of common stock, net of issuance costs	475	640	35,471
Borrowings under bank revolving credit facilities	—	—	14,500
Payments on borrowings under bank revolving credit facilities	—	—	(17,500)
Payments of debt	(5,262)	(610)	(326)

Net cash provided by (used in) financing activities	(31)	231	32,823

Net cash provided by (used in) continuing operations	11,249	(7,518)	39,635
Net cash provided by (used in) discontinued operations	577	(12,656)	(12,043)

Net increase (decrease) in cash	11,826	(20,174)	27,592
Cash, beginning of year	10,849	31,023	3,431

Cash, end of year	$22,675	$10,849	$31,023

The accompanying notes are an integral part of the financial statements.

Signal Technology Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	NATURE OF OPERATIONS

Signal Technology Corporation’s principal business is the design, development and manufacture of power management products and sophisticated electronic radio frequency (RF), components and subsystems, as well as providing program management and systems integration for wireless networks of sensors. Signal was incorporated in 1982 and has traditionally been a supplier to the defense industry. Signal’s sophisticated RF, microwave and millimeter wave electronic components are used in applications such as radar, communications, and smart weapons and contain technology to receive, transmit and process wireless data signals.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Signal Technology Corporation and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated. Certain items in the prior years’ consolidated financial statements have been reclassified to conform to the current year’s presentation.

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

Revenue Recognition and Cost Estimation

A significant portion of Signal’s business is comprised of development and production contracts which are accounted for under the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position No. 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Generally, revenue on long-term fixed-price contracts is recorded on a percentage of completion basis using units of delivery as the measurement basis for progress toward completion. Certain contracts that provide for delivery of low production quantities or have a significant amount of product development effort sales may be recorded using performance milestones or using the cost-to-cost method of percentage of completion accounting. Sales under cost-reimbursement-type contracts are recorded as costs are incurred. Certain amounts included in receivables represent the recognized sales value of performance under long-term contracts where such amounts had not been billed and were not billable to customers at the balance sheet dates. The amount of such unbilled receivables at December 31, 2002 and December 31, 2001 were $685 and $329, respectively.

Contract accounting requires judgment relative to estimating costs and making assumptions related to technical issues and delivery schedule. Contract costs include material, subcontract costs, labor and an allocation of indirect costs. Our materials include high-technology parts and components that may be specialized in nature or subject to rapid technology obsolescence. While we have programs to minimize the required inventories on hand and consider technology obsolescence in estimating reserves to reduce recorded amounts to net realizable value, such estimates could change in the future. The estimation of cost at completion of a contract is subject to numerous variables involving contract costs and estimates as to the length of time to complete the contract. Estimated losses on contracts are recognized in full when they become known.

Cash and Cash Equivalents

All highly liquid investments which have an original maturity of three months or less are considered to be cash equivalents.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts to provide for the estimated amount of accounts receivable that will not be collected. The allowance is based upon an assessment of customer credit worthiness, historical payment experience and the age of outstanding receivables. Activity related to the allowance for doubtful accounts was as follows:

Balance at December 31, 1999	$195
Provisions	178
Utilizations	(58)

Balance at December 31, 2000	$315
Provisions	77
Utilizations	(112)

Balance at December 31, 2001	$280
Provisions	90
Utilizations	(127)

Balance at December 31, 2002	$243

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

The Company maintains a reserve for inventory items to provide for the estimated amount of inventory that is excess. The reserve is based upon an assessment of inventory materials on hand as compared to its estimated future usage. Activity related to the inventory reserve was as follows:

Balance at December 31, 1999	$4,476
Provisions	615
Utilizations	(1,371)

Balance at December 31, 2000	$3,720
Provisions	197
Utilizations	138

Balance at December 31, 2001	$4,055
Provisions	602
Utilizations	(85)

Balance at December 31, 2002	$4,572

Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful life of the asset. Leasehold improvements are amortized over the lesser of their useful lives or the life of the lease. Useful lives are as follows:

Buildings	33 years
Leasehold improvements	15 years
Machinery and equipment	2-8 years
Furniture and fixtures	5-7 years

Maintenance and repairs are charged to expense as incurred; improvements are capitalized. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts; any resulting gain or loss is credited or charged to income.

Goodwill and Purchased Intangible Assets

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets. Purchased intangible assets determined to have indefinite useful lives and goodwill are not amortized but are regularly reviewed for potential impairment.

Impairment of Long-Lived Assets

On January 1, 2002, the Company adopted Statement of Financial Account Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-lived Assets”. Accordingly, upon indication of possible impairment, we evaluate the recovery of held-for-use long lived assets by measuring the carrying amount of the assets against the related estimated undiscounted future cash flows. When an evaluation indicates that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to its estimated fair value. The following circumstances would be considered important and could lead to an impairment review; significant changes in the manner of our using the asset, negative industry or economic trends and underperformance relative to projected operating results.

Research and Development

Expenditures for company-sponsored research and development projects are expensed as incurred. Customer-sponsored research and development projects are funded and included as revenue and cost of revenue. The Company retains the right to all intellectual property associated with these efforts, including intellectual property, drawings, processes, and know-how.

During the three years ended December 31, 2002, 2001 and 2000, the Company incurred $5,658, $3,727 and $3,731, respectively, of costs for research and development contracts on behalf of customers.

Income Taxes

Deferred tax assets and liabilities consist of differences between the tax basis of assets and liabilities and their basis for financial reporting purposes and are measured based on the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are stated at their estimated realizable value. The provision for income taxes consists of estimated federal and state income taxes currently payable adjusted for changes between periods in the measurement of deferred tax assets and liabilities. If the Company believes that it is more likely than not that the asset is not recoverable, a valuation allowance is established, or a change therein is made, and it is included as an expense for that period within the tax provision in the statement of operations.

Earnings Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants outstanding for all periods using the treasury stock method.

The weighted average shares outstanding for both basic and diluted EPS is as follows:

	2002	2001	2000

Basic EPS - common shares outstanding	10,449	10,003	8,537
Effect of dilutive securities Common stock options	672	—	968

Diluted EPS - common shares outstanding	11,121	10,003	9,505

As of December 31, 2002, 2001 and 2000, the number of additional dilutive shares was 1,726, 2,251 and 302, respectively, and such shares have not been included in the above calculation as the effect would be antidilutive.

Stock-Based Compensation

Employee stock compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, including Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. All stock based awards to non-employees are accounted for at their fair value as prescribed by SFAS No. 123 (see Note 13). Accordingly, no compensation cost has been recognized under SFAS No. 123 for the Company’s employee stock option plans. Had compensation cost for the awards under the plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

The following information concerning the stock option and employee stock purchase plans is provided in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company accounts for such plans in accordance with APB No. 25 and related Interpretations.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions are as follows:

	2002	2001	2000

Risk-free Interest Rates	2.8%	4.5%	5.0%
Expected Life	6.7 years	7.5 years	6.6 years
Volatility	0.74	0.76	0.72
Dividend Yield	—	—	—

The weighted average fair value of those options granted in 2002, 2001 and 2000 was $6.91, $2.74 and $13.57, respectively.

	2002	2001	2000

Net income (loss) – as reported	$782	$(17,734)	$(2,523)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	114	36	153
Deduct: Stock-based employee compensation expense, net of related tax effects	(2,561)	(4,177)	(1,588)

Net loss – pro forma	$(1,665)	$(21,875)	$(3,958)

Basic net income (loss) per share:
As reported	$0.07	$(1.77)	$(0.30)
Pro forma	$(0.16)	$(2.19)	$(0.46)
Diluted net income (loss) per share:
As reported	$0.07	$(1.77)	$(0.30)
Pro forma	$(0.16)	$(2.19)	$(0.46)

Comprehensive Income (Loss)

There were no differences between net income (loss) and comprehensive income (loss) for the years ended December 31, 2002, 2001 and 2000.

Legal and Environmental Costs

The Company is involved in certain legal proceedings. An estimate of probable costs for these claims is accrued, in consultation with outside counsel handling our defense in these matters. Environmental expenditures related to existing conditions from past or current operations are expensed. Any liability is determined on a site by site basis and is recorded at the time it is probable and can be reasonably estimated. Such liability is reduced to reflect the anticipated participation of other responsible parties when it is both probable that such parties are legally responsible and financially capable of paying their respective share of the relevant cost. The estimated liability is calculated using a discounted cash flow method (See Note 11).

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002.” Adoption of the standard is generally required in the fiscal year beginning after May 15, 2002, with certain provisions becoming effective for financial statements issued on or after May 15, 2002. Under the standard, transactions currently classified as extraordinary items will no longer be treated as such, but instead will be reported as other non-operating income or expenses. The Company does not expect any material impact from the adoption of SFAS No. 145.

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

In November 2002, the EITF reached a consensus on Issue 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The pronouncement is not expected to have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of this interpretation are effective for fiscal years ended after December 15, 2002. The Company is currently assessing the impact of the recognition and measurement provisions of this interpretation on the Company’s results of operations and financial position and have not yet determined the impact of adoption.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock based compensation plans. APB No. 25 does not require stock options to be expensed when granted with an exercise price equal to fair market value. We intend to continue to apply the provisions of APB No. 25.

Concentrations of Risk

The market for Signal’s defense electronics products is largely dependent on the availability of new contracts from United States Government authorities to prime contractors to which we provide components. Any decline in expenditures by United States government authorities may have an adverse effect on our financial performance. Credit is generally extended to customers and, therefore, collection of receivables is affected by the defense industry economy. Extensions of credit are closely monitored, and reserves are maintained for potential credit losses. Such potential losses are frequently reviewed by management to ensure the adequacy of the reserve.

International sales are denominated in United States currency. Consequently, changes in exchange rates that strengthen the United States dollar could increase the price in local currencies of Signal’s products in foreign markets and make these products relatively more expensive than competitors’ products that are denominated in local currencies, leading to a potential reduction in sales or profitability in those foreign markets.

Amounts reported for cash equivalents, receivables and other financial instruments are considered to be approximate fair values based upon comparable market information available at the respective balance sheet dates. Financial instruments that potentially subject the Company to concentrations of credit risks consist principally of cash and note and trade receivables. Substantially all of the Company’s cash is invested in short-term United States Treasury bills.

The Company must comply with detailed government procurement and contracting regulations and with United States government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure on the part of the Company to comply with government procurement, contracting or security obligations could result in penalties or suspension from government contracting, which would have a material adverse effect on the Company’s results of operations.

3.      ACQUISITIONS AND DISPOSALS

Acquisition

In November 2000, the Company received $2,090 in exchange for assuming substantially all the assets and liabilities of LogiMetrics’ power amplifier business previously located in Bohemia, New York. The transaction was accounted for as a purchase and results of operations since the acquisition date are included in the consolidated statements of operations. From February 2000 through the acquisition date, Signal managed the business, which was a security interest for a loan under an agreement with LogiMetrics, and results from operations were reported as other expense. This loan was repaid in July 2000.

The assets and liabilities recorded in connection with the acquisition of LogiMetrics’ power amplifier business are based upon estimates of fair value. The asset and liabilities recorded were $26 and $1,614, respectively. Excess of acquired net assets over cost of $502 was being amortized on a straight-line basis over three years until January 2002, at which time amortization ceased in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” and the Company reversed the remaining negative goodwill into income.

Assuming the acquisition described above had been made on January 1, 2000, the Company’s unaudited pro forma condensed results of operations would have been as follows:

Year Ended
December 31, 2000

Net sales	$82,219
Net loss	$(2,517)
Net loss per share:
Basic	$(0.30)
Diluted	$(0.30)

The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made on January 1, 2000, or of results which may occur in the future.

Discontinued Operations

In response to the global weakness in the telecom industry and consistent with the Company’s desire to return to its core defense business, the Company completed the sale of certain assets of its commercial fixed wireless business unit to Endwave Corporation for approximately $3,400 in cash on September 24, 2002. As part of this transaction, the Company retained the receivables associated with this business, which amounted to approximately $2,100 at the time of closing. As of December 31, 2002, the remaining net receivable balance was $434. Additionally, on November 20, 2002, the Company completed the sale of certain assets of its mobile appliance business unit to Paratek Microwave, Inc. for approximately $1,300 in cash.

In addition to the net loss from discontinued operations, the Company recorded a pretax loss on the disposal of both these discontinued operations during the year ended December 31, 2002 in the amount of $2,608 pretax, $1,802 after tax and $1,251 pretax and $864 after tax, respectively. The benefits for income taxes included in discontinued operations for the current period reflect expected refunds of prior year taxes resulting from the carryback of net operating losses.

The Company has no further continuing obligations related to these two businesses, with the exception of the outstanding accounts receivable balance discussed above and the Northrop Grumman, Vitesse and Richardson legal matters, as discussed in Note 11.

The Company recognized approximately $1.0 million of stock-based compensation during 2002, related to the accelerated vesting of stock options held by employees of the two discontinued operations. This compensation charge was included in the loss on sale for each of the discontinued businesses during 2002.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment of Long-lived Assets”. The summary of operating results from discontinued operations is as follows:

	2002	2001	2000

Net sales	$4,173	$11,244	$17,334
Cost of sales	3,815	20,445	14,745
Gross profit (loss)	358	(9,201)	2,589
Operating expenses	15,179	12,349	7,877
Operating loss	(14,821)	(21,550)	(5,288)
Other expenses	30	42	—

Loss before benefit from income taxes	(14,851)	(21,592)	(5,288)
Benefit from income taxes	4,236	6,281	2,036

Loss from discontinued operations	$(10,615)	$(15,311)	$(3,252)

Net assets (liabilities) from discontinued operations consisted of the following at December 31,

	2002	2001

Accounts receivable	$434	$2,123
Inventory, net of reserve	—	4,705
Property, plant and equipment, net	—	3,866
Intangibles, net	—	13,607
Other assets	—	3,007

Total current assets	$434	$27,308

Accounts payable	$31	$1,144
Accrued expenses	2,538	2,158
Other liabilities	—	4,267

Total current liabilities	$(2,569)	$7,569

Net assets (liabilities) from discontinued operations	$(2,135)	$19,739

4.      OTHER ASSETS

At December 31, 2002 and 2001 other assets includes a mortgage receivable in the amount of $767 and $782, respectively. In April 1996, the Company issued the mortgage related to the sale of its former operating facility in Weymouth, Massachusetts and retained an environmental liability present at the site. The mortgage receivable matures on September 1, 2023, and principal and interest payments of approximately $6 are due monthly. The Company earns interest on the mortgage receivable at a rate of 8.0% per annum and interest income for the years ended December 31, 2002, 2001 and 2000 amounted to $63, $64 and $65, respectively. Also included in other assets at December 31, 2002, is an employee note receivable in the amount of $4. The note receivable accrues interest at the average rate of interest earned on the Company’s cash equivalents. In exchange for continued employment until January 2003, and under certain conditions, the note and accrued interest will be forgiven.

5.      STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Cash paid during period for:
Interest	$382	$427	$999
Taxes	5	$1,692	2,673

Supplemental disclosure of non-cash financing activities:
Non-cash financing activity related to stock-based compensation included in discontinued operations	$—	$2,797	$—

6.      INVENTORIES

	December 31,

	2002	2001

Raw materials	$5,209	$5,429
Work in progress	12,777	13,795
Finished goods	—	14

	17,986	19,238
Less: Unliquidated progress payments	(834)	(1,213)
Reserve for excess inventory	(4,572)	(4,055)

	$12,580	$13,970

7.      PROPERTY, PLANT AND EQUIPMENT

	December 31,

	2002	2001

Land	$992	$992
Building and leasehold improvements	10,810	10,631
Machinery and equipment	30,634	28,250
Furniture and fixtures	5,272	4,470

	47,708	44,343
Less: Accumulated depreciation	(33,064)	(30,406)

Net property, plant and equipment	$14,644	$13,937

During December 2001, the Company consolidated its operations that occupied the Webster, MA facility into the Beverly, MA facility. The 25,000 square foot building in Webster, MA is idle and for sale. The net book value of the land and building for sale is $728 at December 31, 2002.

Depreciation expense included in operations amounted to $2,536 in 2002, $2,771 in 2001 and $2,336 in 2000.

8.      INTANGIBLE ASSETS AND GOODWILL

Intangible Assets

On August 3, 2001, the Company entered into technology license and manufacturing agreements with Northrop Grumman Corporation and Vitesse Semiconductor Corporation. Under the technology license agreement, Northrop Grumman was eligible to receive up to 1,003 shares of the Company’s common stock based on the achievement of certain milestones. At contract signing, Northrop Grumman was issued 301 shares of stock, which were recorded as an intangible asset valued at $2,794 (See Note 16).

In connection with the manufacturing agreement, Vitesse was to provide the Company with a high-volume supply of GaAs wafers incorporating Northrop Grumman’s GaAs technologies and Signal’s MMIC and RFIC designs through the year 2010. The Company paid Vitesse $3,000 in cash for this agreement. Vitesse also received a warrant for 500 shares of our common stock in return for the supply agreement. The warrant was initially valued at $2,048 using a Black-Scholes option pricing model with the following assumptions: risk-free rate of 3.9%, expected life of two years, volatility of 74% and no dividend yield. The value of the warrant was recorded as an intangible asset.

During the fourth quarter of 2002, the Company sold its mobile appliance business as disclosed in Note 3. As a result of this sale, the above transaction is included in discontinued operations at December 31, 2002. The Company has entered into a settlement agreement with Northrop Grumman on March 20, 2003, whereby the Company will buy back the 301 shares of stock held by Northrop Grumman at an agreed upon price of $12.00 per share. At December 31, 2002, the Company recorded an expense for this transaction in the amount of $472, based on the difference between the $12.00 per share and Signal’s stock price of $10.43 on March 20, 2003. As further stipulated by the agreement with Northrop Grumman, if, at any time on or before February 29, 2004, the Company should sell shares of its common stock in a transaction or series of related transactions in which the aggregate gross proceeds to the Company equal at least $10,000 and at which the price per share of common stock is greater than $12.00 per share, or if the Company should merge or consolidate with or into another corporation, which results in the exchange of outstanding shares of the Company’s common stock for securities or other consideration issued or paid by such other corporation, then the Company will pay to Northrop Grumman in cash, an amount per share equal to the difference between $12.00 per share and the per share value of the consideration received in such transaction.

The Company also entered into a settlement agreement dated March 19, 2003 with Vitesse, whereby the Company will buy back the 500 outstanding warrants held by Vitesse at an agreed upon price of $3.00 per warrant. At December 31, 2002, the Company recorded an expense of $1,500 related to the settlement. As further stipulated by the agreement with Vitesse, if, at any time on or before January 31, 2004, the Company should sell shares of its common stock in a transaction or series of related transactions in which the aggregate gross proceeds to the Company equals at least $10,000 and at which the price per share of common stock is greater than $12.29 per share, or the Company should merge or consolidate with or into another corporation, which results in the exchange of outstanding shares of Signal’s common stock for securities or other consideration issued or paid by such other corporation, then as part of either of such transactions referred to, the Company will pay, in cash, an amount equal to the difference between $12.29 and the per share value of the consideration received in such transaction.

All previously recorded intangible assets related to these agreements are included in discontinued operations and have been sold as part of the disposal.

Goodwill

During the second quarter of 2002, the Company completed the transitional impairment test upon adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” and recorded the impact retroactive to the first quarter of 2002, in accordance with the provisions of this standard. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization and the requirement to test goodwill and other intangible assets for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. As part of the adoption of SFAS No. 142, the Company reassessed the useful lives of existing intangible assets and determined an adjustment was not necessary.

The Company has identified the following reporting units (by operating segment) for the purposes of assessing impairments of goodwill:

Reporting Unit	Segment

Arizona Operation California Operation Keltec Operation Olektron Operation AISD	Microwave Components & Subsystems – Arizona
Microwave Components & Subsystems – California
Power Management Products
Radio Frequency (RF) Components & Subsystems
Advanced Integrated Systems Division (AISD)

A two-step impairment test is used to first identify potential goodwill impairment and then to measure the amount of goodwill impairment loss. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of change in accounting principle.

The Company utilized a discounted cash flow method to determine the fair value of all reporting units with recorded goodwill. The Company completed the transitional impairment test and recorded a goodwill impairment of $3,366, or $2,070, net of tax, as a cumulative effect of change in accounting principle in the first quarter of 2002. This charge consisted of $23 related to the Olektron Operation and $4,093 related to the former Signal Wireless reporting unit. In addition, the Company reversed into income the excess of acquired net assets over cost in the amount of $750 in connection with the Keltec Operation as a cumulative effect of change in accounting principle in the first quarter of 2002. The Company completed its annual impairment test as of December 31, 2002. As a result of this review, no goodwill impairment was recorded.

The following tables present a rollforward of the Company’s goodwill balance from December 31, 2001 to December 31, 2002 and December 31, 2000 to December 31, 2001, by reporting unit:

		Adjustments to	Reversal of excess of
	Balance as of	Goodwill	Acquired Net Assets	Balance as of
Reporting Unit (1)	December 31, 2001	During the Period	& Impairment Losses	December 31, 2002

California Operation	$462	$—	$—	$462
Keltec Operation	425	(415)	750	760
Olektron Operation	23	—	(23)	—

Total	$910	$(415)	$727	$1,222

			Reversal of excess of
	Balance as of		Acquired Net Assets	Balance as of
Reporting Unit (1)	December 31, 2000	Amortization	& Impairment Losses	December 31, 2001

California Operation	$675	$213	$—	$462
Keltec Operation	428	3	—	425
Olektron Operation	58	35	—	23

Total	$1,161	$251	$—	$910

(1)	Goodwill was allocated to the reporting units based on the reporting unit associated with the initial acquisition. Based on this methodology, no goodwill is assigned to the Arizona or AISD reporting units.

The following is a reconciliation of previously reported financial information to show the pro forma effect on net loss and net loss per share had SFAS No. 142 been in effect for the following periods:

	For the Year Ended			For the Year Ended
	December 31, 2001			December 31, 2000

		Net Loss Per Share			Net Loss Per Share

	Net Loss	Basic	Diluted	Net Loss	Basic	Diluted

Reported net loss	$(17,734)	$(1.77)	$(1.77)	$(2,523)	$(0.30)	$(0.30)
Goodwill amortization, net of tax	251	0.02	0.02	422	0.05	0.05

Adjusted net loss	$(17,483)	$(1.75)	$(1.75)	$(2,101)	$(0.25)	$(0.25)

9.      ACCRUED EXPENSES

	December 31,

	2002	2001

Payroll & employee benefits	$1,693	$1,498
Bonus	1,438	151
Vacation	1,779	1,567
Warranty	963	948
Commissions	703	732
Litigation	2,031	2,031
Environmental	530	530
Other	1,675	1,576

	$10,812	$9,033

10.      LONG-TERM DEBT AND NOTES PAYABLE

	December 31,

	2002	2001

Massachusetts Industrial Revenue Bond, maturing in 2009, interest at 62% of the prime rate plus 1/2% effective interest rate of 2.3% and 4.3% in 2002 and 2001 respectively, payable in annual principal payments of $80	$—	$568
Capital lease obligations (Note 11)	57	86
Bank real estate term loan facility	4,300	4,500

	4,357	5,154
Less: current maturities	(292)	(4,609)

	$4,065	$545

On November 6, 2002, the Company paid off the remaining balance on its Massachusetts Industrial Revenue Bond. In compliance with the bond agreement, the Company collateralized the bond with a letter of credit. In addition, the letter of credit was collateralized by $600 in cash. As required by the bond agreement, the letter of credit was required to remain in place for a period of 91 days from the date at which the bond was paid in full. Upon expiration of the 91 days (February 5, 2003), the letter of credit and the cash collateral were released. At December 31, 2002, the Company reflected the $600 of cash collateral as restricted cash on the Company’s balance sheet.

The Company has available a $10,000 revolving line of credit with a bank under an agreement dated December 23, 2002. This credit facility, which is an asset-based senior secured agreement, will expire on December 23, 2003. Borrowings under the line bear interest at the bank’s base rate (4.25% at December 31, 2002) plus 1% and are subject to certain financial covenants and restrictions on liquidity. As of December 31, 2002, there were no balances outstanding on the line and the Company was in compliance with all applicable financial covenants and restrictions. A commitment fee at an annual rate of 0.375% on the amount of the unused facility is payable quarterly.

In conjunction with the new credit facility, the Company entered into a new real estate term loan agreement with proceeds of $4,300, which were used to repay the previous term loan of the same amount. The Real Estate term loan is collateralized by real estate with a net book value of $6,966 at December 31, 2002. Maturing on December 23, 2007, the Real Estate term loan is payable in monthly principal payments of $24, plus interest at the bank’s base rate (4.25% at December 31, 2002) plus 1%, with the last installment equal to the remaining unpaid loan balance.

11.      COMMITMENTS AND CONTINGENCIES

Lease Obligations:

The Company leases real estate and equipment under operating leases, expiring at various dates through 2008. The leases include provisions for rent escalation, which are inflationary in nature, renewals and purchase options. The Company is generally responsible for taxes, maintenance and repairs. Aggregate rental expense included in operations amounted to $563 in 2002, $638 in 2001 and $755 in 2000. Additionally, the Company leased equipment under capital leases.

Equipment under capital leases included in property, plant and equipment are as follows:

	December 31,

	2002	2001

Machinery and equipment	$148	$148
Less: accumulated amortization	(91)	(62)

Net capital lease assets	$57	$86

The following is a schedule by year of future minimum lease payments at December 31, 2002:

	Capital	Operating
Fiscal Year	Leases	Leases

2003	$37	$994
2004	33	254
2005	—	251
2006	—	131
Thereafter	—	97

	$70	$1,727

Less amounts representing interest	13

Present value of minimum lease payments (includes current portion of $30)	$57

Weymouth Environmental Contamination:

In April 1996, the Company sold its manufacturing facility in Weymouth, MA but retained the environmental liability and responsibility associated with groundwater contaminants present at and associated with the site. This site has been classified as a Tier 1A disposal site by the Massachusetts Department of Environmental Protection, or DEP, as a result of past releases of petroleum based solvents. Environmental assessment reports prepared by independent consultants indicate that contaminants present in the Town of Weymouth well field across the street from the facility are similar to those reportedly released at the site and still present in the groundwater at the site; however, these reports also indicate that the contaminants do not exceed safe drinking water levels in the finished water after normal treatment. Other contaminants, which did not originate at the facility, have also been detected in the well field.

In accordance with the applicable provisions of the Massachusetts Contingency Plan, the Company has completed its investigation of the site and has submitted an evaluation of remedial alternatives to the DEP. The recommended remedial alternative involves continued operation of the currently operating groundwater remediation system, with the addition of a supplemental well and wellhead treatment at Weymouth Winter Street Well No. 2 through an agreement with the Town of Weymouth. The Company has been informed that no recovery of costs incurred in the treatment of the groundwater at the facility is possible under existing insurance arrangements. No agreement with the Town of Weymouth relative to wellhead treatment has been reached. It is not possible at this stage of the proceedings to predict whether the DEP will approve the recommended alternative and, if not, the specific remedial actions, if any, that it will require.

The Company has recorded liabilities of $1,645 calculated on the discounted cash flow method using a 5.43% discount rate for anticipated costs, including legal and consulting fees, site studies and design and implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 15 years. Cash payments for Weymouth environmental contamination are expected to be $530 in 2003, $105 per year for 2004-2006 and $800 in total for 2007 and beyond. The recorded liability is the Company’s estimate and there is a reasonable possibility that changes to this estimate may occur in the near term.

Sunnyvale Indemnification Claim:

Eaton Corporation filed a suit against Signal in U.S. District Court, Northern District of California, alleging that the Company has a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that Signal does owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,229, related to environmental liabilities assumed by the Company when it purchased Eaton’s Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton’s motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6,969 and clarified that Signal is responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000, the Company recorded liabilities of $9,000 for anticipated costs including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post-remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $6,969 were made during the first nine months of 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. Recorded liabilities have been reduced by the cash deposits described above and are $2,031 at December 31, 2002. On April 26, 2001, the U.S. District Court denied Signal’s motion to reopen the amended judgment and to amend our answer and counterclaim. The Company appealed the amended judgment on May 24, 2001. By Order filed November 26, 2002, the United States Court of Appeals denied Signal’s Appeal and Eaton’s Cross-Appeal. The judgment of the United States District Court was affirmed. By Order filed January 6, 2003, the United States Court of Appeals denied Signal’s Petition for Panel Rehearing filed on December 10, 2002. On January 27, 2003, the United States Court of Appeals forwarded a Certified copy of the Decree of the Court to the United States District Court, reaffirming the order filed and entered on November 26, 2002.

SEC Proceedings:

On March 27, 2002, the Securities and Exchange Commission (the “SEC”), with the consent of the Company, entered an order requiring that Signal cease and desist from committing or causing any violations and any future violations of the periodic reporting, record keeping, and internal control provisions of the federal securities laws set forth in Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 12b-20, 13a-1, and 13a-13 promulgated thereunder, related to the SEC’s completed investigation of the Company’s financial statements for 1996, 1997 and the first quarter of 1998.

In connection with the above matter, the SEC has filed a civil injunctive action against several former officers, directors, and employees of the Company. Some of these individuals are seeking reimbursement or payment of certain costs or damages allegedly incurred as a result of the SEC investigation or ensuing civil proceeding.

Claims Related to Signal Wireless Group:

In mid-September 2002, Richardson Electronics, Ltd., a supplier, issued to Signal for the first time an invoice for $2,042 allegedly owed for orders going back approximately 18 months. The Company informed Richardson that these were blanket purchase orders requiring subsequent releases, which were never issued, and that all of these orders were either cancelled or put on hold. On December 20, 2002, Richardson filed a breach of contract action against Signal in the United States District Court for the Northern District of Illinois (the Federal Case). On February 14, 2003, Signal filed motions in the Federal Case seeking to dismiss the complaint based on lack of subject matter jurisdiction, lack of personal jurisdiction and improper venue. On the same date, Signal commenced an action (the Massachusetts State Action) in the Massachusetts Essex County Superior Court (Signal Technology Corporation vs. Richardson Electronics, Ltd., No. 3-0335) seeking a declaratory judgment of the relative rights of the parties. Richardson subsequently withdrew its Federal Case and filed a new complaint on March 4, 2003 (the Illinois State Action) in the Circuit Court of Cook County, Illinois (Richardson Electronics, Ltd. vs. Signal Technologies [sic] Corporation, No. 03 L 002661) seeking damages in excess of $1,750. Both the Massachusetts State Action and the Illinois State Action are pending. In management’s opinion, the Company does not have any liability to this supplier.

In mid-October 2002, Northrop Grumman stated that certain milestones related to the Company's technology license and manufacturing agreement with Northrop Grumman had been reached and that the Company was obligated to issue Northrop Grumman an additional 301 shares. The Company informed Northrop Grumman that it believed that under the terms of such agreement, no additional shares were then due to be issued and no such shares would become due to be issued to Northrop Grumman because such milestones had not been and would not be achieved. On March 20, 2003, the Company entered into a settlement agreement with Northrop Grumman, whereby all controversies regarding this matter would be settled and the technology license and manufacturing agreement would be terminated upon the Company buying back the 301 shares of stock held by Northrop Grumman at an agreed price of $12.00 per share, which occurred on March 26, 2003. As further stipulated by the settlement agreement, if at any time on or before February 29, 2004, the Company should sell shares of its common stock in a transaction or series of related transactions in which the aggregate gross proceeds to the Company equal at least $10,000 and at which the price per share of common stock is greater than $12.00 per share, or if the Company should merge or consolidate with or into another corporation, which results in the exchange of outstanding shares of the Company's common stock for securities or other consideration issued or paid by such other corporation, then the Company will pay no Northrop Grumman in cash, an amount per share equal to the difference between $12.00 per share and the per share value of the consideration received in such transaction.

In mid-October 2002, Vitesse sent the Company an invoice for approximately $1,200, in connection with the Company’s manufacturing supply agreement with Vitesse. The Company informed Vitesse that it believed that under the terms of such agreement, no payment was then due and no further payment would become due to Vitesse because the requirements set forth in such agreement had not been and would not become fulfilled. On March 19, 2003, the Company entered into a settlement agreement with Vitesse, whereby all controversies regarding this matter would be settled and the manufacturing supply agreement would be terminated upon the Company buying back 500 outstanding Company warrants held by Vitesse at an agreed upon price of $3.00 per warrant, which occurred on March 19, 2003. As further stipulated by the settlement agreement, if, at any time on or before January 31, 2004, the Company should sell shares of its common stock in a transaction or series of related transactions in which the aggregate gross proceeds to the Company equals at least $10,000 and at which the price per share of common stock is greater than $12.29 per share, or the Company should merge or consolidate with or into another corporation, which results in the exchange of outstanding shares of Signal's common stock for securities or other consideration issued or paid by such other corporation, then as part of either of such transactions referred to, the Company will pay, in cash, an amount equal to the difference between $12.29 and the per share value of the consideration received in such transaction.

Guarantees, Including Indirect Guarantees of Indebtedness of Others

The Company, as required by Delaware law, indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction. Other than claims by certain former employees pursuant to our SEC proceedings, as noted above, no claim for indemnification has been made by any person covered by said agreements, and/or the relevant provisions of the Company’s Articles or By-laws, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements, except for the $454 accrual related to the SEC proceedings referenced above, as of December 31, 2002.

Product Warranties

The Company provides product warranties in conjunction with certain product sales.

Generally, product sales are accompanied by a one year warranty period and cover systems, accessories, equipment, parts, and software manufactured by the Company to certain contractual specifications. These warranties cover factors such as non-conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during 2002.

	December 31,	Additions for	Reductions for	December 31,
	2001	new warranties	payments made	2002

Product warranty liabilities	$948	$900	($885)	$963

12.      INCOME TAXES

	Years Ended December 31,

	2002	2001	2000

Current provision
Federal	$3,415	$2,824	$4,819
State	416	599	642
Foreign Sales Corporation	—	—	48

Deferred provision (benefit)
Federal	8	(1,909)	(4,236)
State	321	(629)	(536)

Valuation allowance
Federal	(8,167)	8,428	—
State	(1,466)	1,492	—

Provision for (benefit from) income taxes	$(5,473)	$10,805	$737

Upon completion of the disposal of the Company’s wireless businesses, the valuation allowance was reversed as the Company believes it is more likely than not the projected results for its continuing operations will generate sufficient taxable income to fully utilize its deferred tax assets.

The Company’s effective tax rate differs from the statutory federal income tax rate as follows:

	Years Ended December 31,

	2002		2001	2000

Income tax at U.S. statutory tax rate	34.0%		34.0%	34.0%
State income taxes, net of federal benefit	4.6		4.7	4.8
Benefit from Foreign Sales Corporation	—		—	(6.1)
Non-deductible expenses and other	—		2.2	17.6
Change in valuation allowance	(90.0)		88.0	—

Effective tax rate	(51.4	) %	128.9%	50.3%

The non-deductible expenses consist principally of goodwill resulting from certain of the Company’s acquisitions and other amounts not deductible for tax purposes.

The tax effect of temporary differences that give rise to the net deferred tax assets and liabilities are as follows:

	Years Ended December 31,

	2002	2001

Current deferred tax assets:
Net operating losses and credits	$1,115	$464
Vacation accrual	612	543
Inventories	1,534	2,270
Warranty	371	391
Environmental and litigation reserve	3,669	4,100
Contract reserves and other	1,801	2,481
Amortization	114	905

Current deferred tax assets	9,216	11,154
Valuation allowance	—	(9,920)

Current net deferred tax assets	9,216	1,234
Non-current deferred tax assets/(liabilities):
Net operating losses and credits	2,403	—
Environmental and litigation reserve	429	—
Depreciation	(1,298)	(1,234)

Non-current net deferred tax assets/(liabilities)	1,534	(1,234)

Net deferred tax assets	$10,750	$—

At December 31, 2002 and 2001 the Company has federal net operating loss carryforwards of approximately $7,300 and zero, respectively. The federal net operating loss carryforwards will expire at various dates through 2022. At December 31, 2002 and 2001, the Company has state net operating loss carryforwards of approximately $19,600 and $6,600, respectively. The state net operating loss carryforwards will expire at various dates through 2022. Utilization of net operating loss carryforwards may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code.

13.      STOCKHOLDERS’ EQUITY

The Company has stock option plans (the “Plans”) under which options of the Company’s common stock may be granted generally at prices not less than 100 percent of the fair market value of our common stock at the date of option grant. During 2002, 2001 and 2000, the Company recorded compensation expense of $84, $76 and $77, respectively, for options issued below fair market value. Options vest in increments and over periods determined by the Compensation Committee of the Company’s Board of Directors and expire not more than ten years from date of grant. At December 31, 2002, 3,854 shares of common stock were reserved for future issuance under the plans and 390 were available for future grant. Additionally, non-qualified options to purchase a total of 175 shares of our common stock are outstanding to certain directors and other non-employees. These options were generally granted at the fair market value of our common stock at the date of option grant, vest generally over a five-year period and expire between 2000 and 2005. During 2002, 2001 and 2000, the Company recorded compensation expense of $88, $(40) and $155, respectively for options granted to non-employees.

Information concerning the plans and non-qualified stock options is as follows:

	Available	Option	Option Price			Weighted Avg.
	for Grant	Shares	per Share			Exercise Price

December 31, 1999	171	1,391	$1.80	-	$8.25	$3.80

Options granted	(595)	595	9.44	-	25.38	19.28
Options canceled	81	(81)	2.94	-	19.88	10.03
Options exercised	—	(175)	1.80	-	8.25	4.24
Increase in available options, 1992 Plan	600	—	—	-	—	—

December 31, 2000	257	1,730	$2.00	-	$25.38	$8.86

Options granted	(911)	911	3.85	-	10.38	9.56
Options canceled	81	(81)	4.00	-	19.88	10.91
Options exercised	—	(38)	2.36	-	6.75	5.41
Increase in available options, 2001 Plan	1,500	—	—	-	—	—

December 31, 2001	927	2,522	$2.50	-	$25.38	$9.10

Options granted	(628)	628	5.69	-	10.48	8.03
Options canceled	154	(154)	4.00	-	21.75	11.90
Options exercised	—	(183)	2.94	-	9.95	6.25
Termination of 1992 Plan	(63)	—	—	-	—	—

December 31, 2002	390	2,813	$2.50	-	$25.38	$8.90

A total of 1,625 options were exercisable at December 31, 2002 at a weighted average price of $7.73.

A total of 954 options were exercisable at December 31, 2001 at a weighted average price of $5.84.
A total of 603 options were exercisable at December 31, 2000 at a weighted average price of $3.35.

The table below summarizes information with respect to stock options outstanding as of December 31, 2002:

				Weighted-Average			Weighted-Average
Range of			Options	Remaining	Weighted-Average	Options	Exercise Price of
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Options

$2.50	-	$3.94	618	5.4	$2.62	618	$2.62
$4.00	-	$5.75	366	2.7	$4.36	307	$4.34
$6.06	-	$7.00	71	3.7	$6.53	46	$6.35
$7.25	-	$10.25	1,256	7.3	$9.24	346	$9.58
$12.68	-	$17.77	39	7.9	$14.16	18	$14.47
$17.78	-	$20.30	430	6.0	$19.69	274	$19.68
$20.31	-	$25.38	33	3.5	$22.13	16	$22.13

Total			2,813	6.0	$8.90	1,625	$7.73

14.	EMPLOYEE BENEFIT PLANS

The Company maintains a 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their annual compensation, as defined, to this plan. The Company may also make a discretionary contribution. Company contributions to this plan totaled $672 in 2002, $675 in 2001 and $697 in 2000.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”) under which 468 shares of common stock have been reserved for issuance under the plan and 57 shares are available and can be issued in the future. Eligible employees may designate not more than 10% of their cash compensation to be deducted each pay period for the purchase of common stock under the Purchase Plan, and participants may purchase not more than $25 of common stock in any one calendar year. On the last business day of each six month offering period shares of common stock are purchased with the employees’ payroll deductions over the immediately preceding six months at a price per share of 85% of the lesser of the market price of the common stock on the purchase date or the market price on the first day of the period. The Purchase Plan will terminate on June 30, 2003, unless its term is extended. Common stock issued under the Purchase Plan was 98 in 2002, 76 in 2001 and 74 in 2000.

15.	SEGMENT INFORMATION

During 2002, the Company completed its plan to sell its commercial wireless and mobile appliance businesses (formerly part of the Signal Wireless Group), in response to the global weakness in telecommunication spending. Additionally, during 2001, in an effort to streamline operations the Company consolidated its Systems division, formerly located in Webster, MA, into Olektron which is located in Beverly, MA. As a result of this consolidation, net sales and operating income of the Systems division have been reclassified from Microwave Components & Subsystems to RF Components & Subsystems for all years presented in these financial statements. During the fourth quarter of 2002, the Company formed a new division, Advanced Integrated Systems Division (AISD) which focuses on defense and homeland security wireless unmanned sensor systems.

At December 31, 2002, the Company had five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and AISD, report their operations within five segments: Microwave Components & Subsystems – Arizona, Microwave Components & Subsystems - California, Power Management Products (Keltec), Radio Frequency (RF) Components & Subsystems (Olektron and

the former Systems division) and AISD (our new business unit in Texas that focuses on wireless networks of sensors). In reporting business segment operating income, corporate headquarters’ expenses have been allocated to the business segments based on a percentage of net sales.

Our reportable segments are as follows:

Microwave Components & Subsystems - Arizona

Designs and manufactures microwave oscillators, frequency synthesizers and converters, microwave amplifiers and microwave switch matrices.

Microwave Components & Subsystems - California

Designs and manufactures microwave oscillators, converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

Power Management Products

Designs and manufactures military high and low voltage power supplies, DC to DC converters and military high power amplifiers and transmitters for use in radar systems.

Radio Frequency (RF) Components & Subsystems

Designs and manufactures RF and intermediate frequency signal processing components, integrated multi-function devices, and switching systems.

Advanced Integrated Systems Division (AISD)

Design and integration of wireless unmanned sensor systems for defense and Homeland Security applications.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies”. Segment data includes a charge for allocating a portion of corporate headquarters’ costs.

Selected Financial Data by Business Segment

The following table presents selected financial data by business segment for the years ending December 31:

(amounts in thousands)	2002	2001	2000

Net Sales
Microwave Components & Subsystems – Arizona	$17,447	$15,114	$14,975
Microwave Components & Subsystems – California	19,738	19,071	20,085
Power Management Products	29,099	28,463	27,930
RF Components & Subsystems	17,514	16,659	18,163
AISD	2,887	—	—

	$86,685	$79,307	$81,153

Operating Income
Microwave Components & Subsystems – Arizona	$2,448	$2,502	$2,678
Microwave Components & Subsystems – California	2,124	2,641	2,309
Power Management Products	4,866	3,409	4,666
RF Components & Subsystems	1,187	(494)	1,095
AISD	136	—	—

	$10,761	$8,058	$10,748

Total Assets
Microwave Components & Subsystems – Arizona	$8,916	$9,050	$9,252
Microwave Components & Subsystems – California	6,542	6,700	6,148
Power Management Products	18,680	12,803	13,789
RF Components & Subsystems	10,988	12,178	10,815
AISD	505	—	—
Other	37,822	42,664	62,389

	$83,453	$83,395	$102,393

Long-lived Assets - net
Microwave Components & Subsystems – Arizona	$4,459	$4,272	$4,435
Microwave Components & Subsystems – California	1,771	1,813	1,828
Power Management Products	3,920	3,451	3,650
RF Components & Subsystems	5,030	5,157	5,048

(amounts in thousands)	2002	2001	2000

AISD	215	—	—
Other	2,848	1,014	1,159

	$18,243	$15,707	$16,120

During December 2001, the Company consolidated the operations that occupied its Webster, MA building into its Beverly, MA facility. The 25,000 square foot building in Webster, MA is idle and for sale. The building is actively being marketed. The net book value of the land and building for sale is $728 at December 31, 2002, and is included in the RF Components & Subsystems business segment. The Company estimates that the net realizable value of the facility is in excess of its net book value.

(amounts in thousands)	2002	2001	2000

Long-lived Asset Additions
Microwave Components & Subsystems – Arizona	$421	$395	$613
Microwave Components & Subsystems – California	430	271	578
Power Management Products	593	304	514
RF Components & Subsystems	526	901	776
AISD	—	—	—
Other	452	34	33

	$2,422	$1,905	$2,514

Depreciation and Amortization Expense
Microwave Components & Subsystems – Arizona	$597	$556	$548
Microwave Components & Subsystems – California	536	1,095	623
Power Management Products	457	506	822
RF Components & Subsystems	792	781	675
AISD	18	—	—
Other	136	84	90

	$2,536	$3,022	$2,758

Net Sales by Customer Category

(amounts in thousands)	2002	2001	2000

U.S. Government Military
Microwave Components & Subsystems – Arizona	$12,443	$12,972	$10,680
Microwave Components & Subsystems – California	14,364	8,942	11,380
Power Management Products	22,234	19,459	17,548
RF Components & Subsystems	13,888	9,376	13,778
AISD	—	—	—

	$62,929	$50,749	$53,386

U.S. Government Non-Military
Microwave Components & Subsystems – Arizona	$—	$372	$118
Microwave Components & Subsystems – California	—	—	—
Power Management Products	—	—	320
RF Components & Subsystems	—	1,127	405
AISD	2,887	—	—

	$2,887	$1,499	$843

U.S. Commercial
Microwave Components & Subsystems – Arizona	$767	$285	$273
Microwave Components & Subsystems – California	2,961	6,920	3,582
Power Management Products	—	220	593
RF Components & Subsystems	354	896	679
AISD	—	—	—

	$4,082	$8,321	$5,127

International Military
Microwave Components & Subsystems – Arizona	$3,407	$1,352	$3,578
Microwave Components & Subsystems – California	1,852	1,586	2,780
Power Management Products	6,865	8,368	9,324
RF Components & Subsystems	2,623	4,455	2,535
AISD	—	—	—

	$14,747	$15,761	$18,217

International Commercial
Microwave Components & Subsystems – Arizona	$830	$133	$326
Microwave Components & Subsystems – California	562	1,623	2,343
Power Management Products	—	416	145
RF Components & Subsystems	648	805	766
AISD	—	—	—

	$2,040	$2,977	$3,580

Total	$86,685	$79,307	$81,153

Significant Customer

For the years ended December 31, 2002, 2001 and 2000, approximately 23%, 16% and 21%, of net sales were attributable to Raytheon Company, respectively. Also, for the year ended December 31, 2002, approximately 11% of net sales was attributable to BAE Systems. In addition, Raytheon Company accounted for approximately 20% and 19% of the Company's outstanding accounts receivable balance at December 31, 2002 and 2001, respectively.

16.	UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following quarterly financial information should be read in conjunction with Notes 1 and 2. The first three quarters in each year consist of thirteen week periods with the fourth quarter ending on December 31.

The Company has restated its condensed consolidated financial statements for the first three quarters of 2002 due to discontinued operations and a change in accounting for the previously disclosed transaction with Northrop Grumman Corporation as announced in the Company’s February 13, 2003 press release. Upon re-evaluating the transaction with Northrop Grumman in the fourth quarter of 2002, the Company believes that the milestones within the agreement that would have led to the issuance of additional shares of Signal common stock to Northrop Grumman were under Signal’s control. Therefore, the asset and liability initially recorded for these shares should not have been recorded. The impact of this adjustment reduced amortization expense related to the recorded asset in the first three quarters of 2002, and as a result the gain recorded in the third quarter of 2002 should not have been recognized. These adjustments had no effect on the cumulative year to date results. The effect of these adjustments is reflected in the table below by quarter.

The adjusted amounts for the Northrop Grumman transaction are reflected in discontinued operations due to the sale of the Company’s semiconductor/mobile appliance business unit in the fourth quarter of 2002 (See Note 3).

Results of Operations

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

	Previously		Previously		Previously
2002	reported*	Restated	reported*	Restated	reported*	Restated

Net sales	$18,265	$18,265	$19,817	$19,817	$21,092	$21,092	$27,511
Cost of sales	12,528	12,528	13,100	13,100	12,716	12,716	17,619
Operating income	785	785	1,643	1,643	3,444	3,444	4,889
Provision for (benefit from) income taxes	295	295	626	626	1,332	1,332	(7,726)
Net income (loss)	$(5,093)	$(4,736)	$(1,490)	$(974)	$(4,750)	$(5,623)	$12,115

Basic net income (loss) per share	$(0.49)	$(0.46)	$(0.14)	$(0.09)	$(0.45)	$(0.54)	$1.15
Diluted net income (loss) per share	$(0.49)	$(0.46)	$(0.14)	$(0.09)	$(0.45)	$(0.54)	$1.05

	First	Second	Third	Fourth
2001	Quarter*	Quarter*	Quarter*	Quarter*

Net sales	$17,260	$19,632	$19,024	$23,391
Cost of sales	11,272	13,602	12,269	14,949
Operating income	1,777	1,055	2,127	3,099
Provision for (benefit from) income taxes	819	452	8,307	1,227
Net income (loss)	$170	$(846)	$(16.126)	$(932)

Basic net income (loss) per share	$0.02	$(0.08)	$(1.61)	$(0.09)
Diluted net income (loss) per share	$0.02	$(0.08)	$(1.61)	$(0.09)

*The previously reported information for 2002 and 2001 have been restated to reflect the effect of the discontinued operations discussed in Note 3.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Part III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

All information required by Items 10, 11, 12 and 13 is incorporated herein by reference to the Company’s definitive proxy statement for its annual meeting of stockholders to be held on May 28, 2003, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) Index to Financial Statements

All schedules are omitted because they are not applicable, nor required under the instructions, or all the information required is set forth in the consolidated financial statements or notes thereto.

(2)	The following described exhibits are filed herewith or incorporated herein by reference indicated:

Exhibit
Number	Description

3.1	Certificate of Incorporation, as amended to date.*

3.2	By-Laws, as amended to date.**

10.1	Employee Incentive Stock Option Plan – 1982.*

10.2	1992 Equity Incentive Plan.*

10.3	2001 Equity Incentive Plan *******

10.4	Signal Technology Corporation 401(k) Plan.*

10.5	Lease dated as of October 18, 1990 by and between Benecia Associates and ST Microwave Corp.*

10.6	Purchase and Sale Agreement by and between Tecnetics, Incorporated and Keltec Corporation, dated September 7, 1995.***

10.7	First Amendment to lease, dated as of September 9, 1996, by and between Benecia Associates and Signal Technology Corporation.****

10.8	Employee Stock Purchase Plan.*****

10.9	Sublease Agreement as of October 1, 1998 by and between Copyright Clearance Center, Inc. and Signal Technology Corporation.******

10.10	Credit and Security Agreement, dated as of December 23, 2002, by and among Signal Technology Corporation, Signal Technology Sales Corporation and Citizens Bank of Massachusetts.

21.1	Schedule of Registrant’s subsidiaries.

23.1	Consent of Independent Accountants.

99.1	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the corresponding exhibit filed as part of the Registrant’s registration statement on Form S-1, as amended (File No. 33-61124).

**	Incorporated by reference to the corresponding exhibit filed as part of the Registrant’s 1993 Annual Report on

Form 10-K.

***	Incorporated by reference to the corresponding exhibit filed as part of the Registrant’s 1995 Annual report on Form 10-K.

****	Incorporated by reference to the definitive Proxy Statement to be filed with the SEC in connection with Company’s Annual Meeting of Shareholders to be held on May 6, 1997.

*****	Incorporated by reference to the corresponding exhibit filed as part of the Registrant’s 1996 Annual report on Form 10-K.

******	Incorporated by reference to the corresponding exhibit files as a part of the Registrant’s 1998 Annual report on Form 10-K.

*******	Incorporated by reference to the Registration Statement on Form S-8 (File No. 333-64770), dated July 9, 2001.

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K dated October 3, 2002, relating to the sale of certain assets of its commercial fixed wireless business unit to Endwave Corporation for approximately $3.35 million in cash.

The Company filed a Report on Form 8-K dated November 26, 2002, relating to the sale of certain assets of its remaining commercial fixed wireless business unit to Paratek Microwave for approximately $1.3 million in cash. Paratek Microwave also assumed certain liabilities in connection with the sale.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNAL TECHNOLOGY CORPORATION

By: /s/ Robert N. Nelsen

Chief Financial Officer and Principal Accounting Officer

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ George E. Lombard	March 31, 2003

Chairman, Chief Executive Officer and Principal Executive Officer

/s/ Robert N. Nelsen	March 31, 2003

Chief Financial Officer

/s/ Bernard P. O’Sullivan	March 31, 2003

Bernard P. O’Sullivan
Director

/s/ Harvey C. Krentzman	March 31, 2003

Harvey C. Krentzman
Director

/s/ Joseph S. Schneider	March 31, 2003

Joseph S. Schneider
Director

/s/ Larry L. Hansen	March 31, 2003

Larry L. Hansen
Director

/s/ Thomas McInerney	March 31, 2003

Thomas McInerney
Director

/s/ Thomas Skelly	March 31, 2003

Thomas Skelly
Director