Form 10-K/A
period 2002-12-31
SIGNAL TECHNOLOGY CORP
filed 2003-04-30
CIK 901119

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
                                ----------------

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

                        Commission file number 000-21770

                         SIGNAL TECHNOLOGY CORPORATION
             (Exact Name Of Registrant As Specified In Its Charter)

         DELAWARE
(State Or Other Jurisdiction Of                         04-2758268
 Incorporation Or Organization)             (I.R.S. Employer Identification No.)

   222 ROSEWOOD DRIVE, DANVERS, MA                       01923-450
Address of principal executive offices)                  (Zip Code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes: [X] No: [ ]

On June 28, 2002, the last business day of the Registrant's most recently completed second fiscal quarter, there were 10,000,969 shares of the Registrant's Common Stock outstanding and the aggregate market value of such shares held by non-affiliates of the Registrant, based on the closing sale price of such shares on the Nasdaq National Market on June 28, 2002, was approximately $93,909,099. Shares of Common

Stock held by each executive officer and director and by each person who beneficially owns more than 5% or more of the outstanding Common Stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

On March 31, 2003, there were 10,752,288 shares of the Registrant's Common Stock issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

Introduction

On March 31, 2003, Signal Technology Corporation ("Signal" or the "Company") filed with the Securities and Exchange Commission (the "SEC") its Annual Report on Form 10-K for its fiscal year ended December 31, 2002 (the "2002 Form 10-K"). The information called for by Items 10, 11, 12 and 13 of Form 10-K was not included in the body of the 2002 Form 10-K as filed, but was incorporated by reference to the Company's Proxy Statement, which was expected to be filed with the SEC within 120 days after the end of the fiscal year covered by the 2002 Form 10-K. Because the Company is not in fact filing its Proxy Statement within such 120-day period, this Form 10-K/A (this "Form 10-K/A") amends the 2002 Form 10-K by deleting the information contained in Items 10, 11, 12 and 13 of Part III of the 2002 Form 10-K and substituting the items below for such Items. This Form 10-K/A also amends the 2002 Form 10-K by (i) moving the certifications contained in Exhibits 99.1 and 99.2 thereto so that they immediately follow the signature block thereto, (ii) adding thereto the certifications required by
Section 1350 of Chapter 63 of title 18 of the United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from the 2002 Form 10-K and which are attached hereto as Exhibits 99.1 and 99.2, and (iii) restating "Item 15. Exhibits, Financial Statements, and Reports on Form 8-K" thereof to include the Company's Code of Ethics and Business Conduct referred to in Item 10 below. This Form 10-K/A does not otherwise alter the disclosures set forth in the 2002 Form 10-K and does not reflect events occurring after the filing of the 2002 Form 10-K.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

         The following table and narrative sets forth information regarding the principal occupation, other directorships, committee memberships and age of each of the current directors of the Company.

                                                     TERM AS A
                NAME                       AGE     DIRECTOR ENDS
---------------------------------------    ---     -------------
Larry L. Hansen(1)(2) .................     74         2005
Harvey C. Krentzman(1)(2)(3) ..........     76         2005
Thomas F. Skelly(1) ...................     68         2005
George E. Lombard(3) ..................     63         2003
Thomas G. McInerney(2) ................     66         2003
Bernard P. O'Sullivan(2)(3) ...........     75         2004
Joseph Schneider(1) ...................     52         2004

----------

(1) Member of the Audit Committee of the Company's Board of Directors.

(2) Member of the Compensation Committee of the Company's Board of Directors.

(3) Member of the Executive Committee of the Company's Board of Directors.

         Larry L. Hansen, Director since 1991. Mr. Hansen was Executive Vice President of Tylan General (a sales and service center for pressure and flowproducts) from December 1989 until his retirement in January 1991. He is also a director of Electro Scientific Industries, Inc. and Micrel, Inc.

         Harvey C. Krentzman, Director since 1982. Mr. Krentzman is a founder of the Company. He has been President of Advanced Management Associates Inc. (financial and management consultants) for more than 40 years. Mr. Krentzman is the Vice Chairman of the board of trustees of the Boston Symphony Orchestra and Northeastern University, a trustee of Beth Israel Deaconess, the Norman Rockwell Museum and the U.S.S. Constitution Museum, and is an honorary trustee of the Woods Hole Oceanographic Institution. Mr. Krentzman also serves on the boards of directors of Jones & Vining, Inc., Arley Corporation, Bell Manufacturing Corporation and Inspectron Corporation.

         Thomas F. Skelly, Director since 1999. Prior to joining the Company, Mr. Skelly worked at The Gillette Company for 30 years, the last 17 of which he served as Senior Vice President of Finance and Chief Financial Officer. Mr. Skelly is a certified public accountant.

         George E. Lombard, Chairman of the Board of Directors and Chief Executive Officer since 1998. In addition, Mr. Lombard served as the Company's President until March 1999. From 1995 to 1998, Mr. Lombard served as President of L-3 Communications Corporation's Display Systems Division. Prior to that, he was a Vice President of Unisys. Including successor corporations, Mr. Lombard's career includes 26 years with the Lockheed Corporation where he held several key management positions.

         Thomas G. McInerney, Director since 1999. General McInerney has been President of TG McInerney Consulting since 2000. From 1996 to 2000, he was President and Chief Executive Officer of Business Executives for National Security (BENS). From 1994 to 1996, he was Vice President, Command and Control C(4)1 Programs for Loral Defense Systems-Eagan (formerly Unisys Electronic Systems division). In July 1994, as the Assistant Vice Chief of Staff of the Air Force, General McInerney retired with the rank of Lieutenant General following a 35-year military career. General McInerney also serves on the board of directors of Pan Am International Flight Academy.

         Bernard P. O'Sullivan, Chairman of the Board from May 1990 until March 31, 1994 and Director since 1982. Mr. O'Sullivan is a founder of the Company. Prior to his retirement on May 31, 1987, he was President of O'Sullivan and Murphy, Inc. (a manufacturers' representative selling microwave components), a company he founded in May 1975.

         Joseph Schneider, Director since 1996. Mr. Schneider has been President of JSA Partners, Inc., a strategic management consulting firm that specializes in the aerospace, and defense industry, and JSA Holdings, Inc. since 1997. Prior to founding JSA Partners, Inc. in 1997, Mr. Schneider was a consultant with A.T. Kearney, Inc, and before that he was the President of EDS/JSA International after his company, JSA International, Inc., was acquired by Electronic Data Systems Corporation in August 1994. Prior thereto, Mr. Schneider was the founder and President of JSA International, Inc. from December 1981 until August 1994. Mr. Schneider also serves on the board of directors of United Industrial Corporation and is the Chairman of JSA Research, Inc. From 1972 to 1977, Mr. Schneider served as an infantry officer primarily in the United States Army Airborne and Special Forces units.

Right to Designate Directors

         On April 16, 2003, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Crane Co., a Delaware corporation ("Parent"), and STC Merger Co., a Delaware corporation and an indirect wholly owned subsidiary of Parent ("Purchaser"), pursuant to which Purchaser has commenced a tender offer to purchase all of the issued and outstanding shares of common stock, par value $0.01 per share (the "Common Stock"), of the Company (the "Shares"), at a purchase price of $13.25 per Share, net to each seller in cash, without interest thereon (the "Offer Price"), upon the terms and subject to the conditions set forth in the Offer to Purchase, dated April 25, 2003 (the "Offer to Purchase"), and the related Letter of Transmittal (the "Letter of Transmittal" and, together with the Offer to Purchase, as each may be amended or supplemented from time to time, the "Offer"). Copies of the Offer to Purchase and Letter of Transmittal have been mailed to the stockholders of the Company. The Offer is described in Purchaser's Tender Offer Statement on Schedule TO (the "Schedule TO") filed with the Securities and Exchange Commission (the "SEC") on April 25, 2003.

         The Merger Agreement provides that, subject to the satisfaction of certain conditions, following completion of the Offer, and in accordance with the relevant provisions of the Delaware General Corporation Law (the "DGCL"), Purchaser will be merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation (the "Surviving Corporation") and an indirect wholly owned subsidiary of Parent. In connection with the Merger, each outstanding Share (other than Shares held by stockholders of the Company who have properly exercised their appraisal rights under the DGCL, shares of Common Stock held in the treasury of the Company, and Shares held by Parent or any direct or indirect wholly owned subsidiary of Parent or the Company) will be converted, at the effective time of the Merger (the "Effective Time"), into the right to receive the Offer Price.

         The Offer, the Merger and the Merger Agreement are more fully described in the Company's Schedule 14D-9 (the "14D-9"), which was filed by it with the SEC on April 25, 2003, and which is also being mailed to the stockholders of the Company.

         The Merger Agreement provides that, effective upon and after the payment by Purchaser for Shares pursuant to the Offer, Parent shall be entitled to designate such number of directors (the "Parent Designees"), rounded up to the next whole number, on the Company's Board of Directors (the "Board") as is equal to the product of: (i) the total number of directors on the Board (determined after giving effect to the directors elected pursuant to this sentence) and (ii) a fraction whose numerator is the aggregate number of Shares then beneficially owned by Parent and Purchaser and whose denominator is the total number of Shares then outstanding. The Company shall, upon the request of Parent, use its reasonable best efforts to cause the Parent Designees to be elected or appointed to the Board, including, if necessary, increasing the number of directors and seeking the resignations of one or more current directors. The Merger Agreement also provides that, notwithstanding the foregoing, at all times prior to the Effective Time the Board shall have at least two directors who were directors of the Company as of the date of the Merger Agreement, one of whom shall be George Lombard, the Company's current Chairman and Chief Executive Officer ("Continuing Directors"). If, at any time prior to the Effective Time, there is only one Continuing Director in office, then the Board shall cause an individual selected by the remaining Continuing Director to be designated to serve on the Board (and such individual will be deemed to be a Continuing Director). If, at any time prior to the Effective Time, no Continuing Directors remain in office, then the Board shall designate two individuals to serve on the Board who are not officers, employees or affiliates of the Company, Parent or Purchaser (and such individuals will be deemed to be Continuing Directors). Presently, the Board has seven members.

         After the election or appointment of the Parent Designees to the Board and until the Effective Time, the approval of a majority of the Continuing Directors or, if there is only one, of the Continuing Director, will be required to authorize (and such authorization will constitute the authorization of the Board and no other action on the part of the Company, including any action of the Board, will be required to authorize) any: (i) amendment or termination of the Merger Agreement by the Company, (ii) amendment of the Company's Certificate of Incorporation or By-laws, (iii) extension by the Company of the time for the performance of any of the obligations or other acts of Parent or Purchaser, (iv) exercise or waiver of any of the Company's rights or remedies under the Merger Agreement, or (v) other consent or action by the Board with respect to any substantive matter relating to the Merger Agreement or the Merger.

         The Parent Designees will be selected by Parent from the individuals listed below, each of whom has consented to serve as a director of the Company, if appointed or elected, and to be named herein. None of the Parent Designees currently is a director of, or holds any position with, the Company. Parent has advised the Company that, to its knowledge, none of the Parent Designees or entities that they control beneficially owns any equity securities or rights to acquire any such securities of the Company, nor has any such person been involved in any transaction with the Company or any of its directors, executive officers or affiliates that is required to be disclosed pursuant to the rules and regulations of the SEC, other than with respect to transactions among Parent, Purchaser and the Company that are referred to above and that have been described in the Schedule TO and/or the 14D-9.

         The name, age, citizenship, present principal occupation or employment and five-year employment history of each of the potential Parent Designees are set forth below.

         Eric Fast, President, Chief Executive Officer and Director of Parent. Mr. Fast is 53 years old and a citizen of the United States. Mr. Fast became a director of Parent in 1999 and has served as President and Chief Executive Officer of Parent since 2001. Mr. Fast served as Parent's Chief Operating Officer from 1999 to 2001. Prior to beginning his employment with Parent, Mr. Fast worked for Salomon Smith Barney (investment banking firm) as Co-head of Global Investment Banking from 1997 to 1998 and also served as a director of Convergys Corporation.

         Ray Boushie, Group President Crane Aerospace since 1999. Mr. Boushie is 63 years old and a citizen of the United States. Prior to assuming his position as Group President of Crane Aerospace, Mr. Boushie served as President of Crane's Hydro-Aire subsidiary from 1994 until 1999.

         Lou Bieck, President of Crane Aerospace Electronics since August 2002. Mr. Bieck is 58 years old and a citizen of the United States. From August 2000 until August 2002, Mr. Bieck served as President of Crane's Interpoint Corporation subsidiary. Previously, Mr. Bieck served as President of Solectron Northwest (contract manufacturer of electronic components) since 1992.

         The potential Parent Designees listed above will constitute a majority of the Board so long as five of the Company's current directors agree to resign.

         All information contained in this Form 10-K/A directly concerning Purchaser, Parent or their affiliates, or actions or events with respect to any of them, is based on information provided by Purchaser or Parent for inclusion in the 14D-9, and the Company takes no responsibility for such information.

Executive Officers

         The following table sets forth certain information concerning the executive officers of the Company who are not also directors. Presidents of three of the Company's operating divisions are considered to be executive officers. The executive officers of the Company are elected annually by the Board of Directors following the Annual Meeting of Stockholders and serve at the discretion of the Board.

         NAME                       AGE           POSITION(S) WITH COMPANY
         ----                       ---           ------------------------
John Cotumaccio                     59      President, Chief Operating Officer and President,
                                            Keltec Operation
Gene L. Joles                       53      President, Arizona Operation
Joseph W. Mersereau                 53      President, California Operation
Robert N. Nelsen                    55      Vice President, Treasurer and Chief
                                            Financial Officer

         John Cotumaccio, President and Chief Operating Officer of the Company since 2003 and President, Keltec Operation of the Company since August 1998. Mr. Cotumaccio served as President and Chief Operating Officer of the Signal Defense Group from 2000 to 2002. From 1979 to 1998, Mr. Cotumaccio held various positions at divisions of Loral Corporation and its successors, Lockheed Martin and L-3 Communications Corporation, including Director of Manufacturing, Director of Operations, and other management positions. Prior to joining the Company, Mr. Cotumaccio served as the Vice President of Operations for L-3 Communications Corporation's Display Systems Division in Atlanta, Georgia.

         Gene L. Joles, President of the Arizona Operation of the Company since October 1997. From February 1997 to October 1997, Mr. Joles served as the President of the Space Center of the Arizona Operation. Prior thereto, Mr. Joles served as the President of the Arizona Microwave Division since June 1991. He also served concurrently as the President of the California Microwave Division from June 1992 until February 1996. From August 1988 until June 1991, Mr. Joles held the positions of Vice President, Operations and General Manager of the Active Assemblies Division of M/A-COM, Inc.

         Joseph W. Mersereau, President of the California Operation since February 2000. From November 1998 to February 2000, Mr. Mersereau was Director of Engineering of the California Operation. From October 1991 to November 1998, Mr. Mersereau has held various positions in the California Operation including Director of New Business Development and Regional Sales Manager. Prior to joining the Company, Mr. Mersereau was a product line manager, at Western Microwave from 1985 to 1991 and lead engineer for GaAs FET Amplifier development at TR Microwave from 1982 to 1985. Mr. Mersereau has more than 25 years of experience in new product development of microwave components and subsystems.

         Robert N. Nelsen, Vice President, Treasurer and Chief Financial Officer of the Company since August 1998. Prior to that, from 1990 to July 1998, Mr. Nelsen served as Vice President at several divisions of Loral Corporation and its successors, Lockheed Martin, and L-3 Communications Corporation, including, most recently, the Display Systems Division.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the Company's officers and directors and greater than ten percent stockholders (collectively "Reporting Persons") to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms furnished to, or any written representations received by, it during and with respect to its most recent fiscal year, the Company believes that with respect to the fiscal year ended December 31, 2002 and all prior fiscal years, all Reporting Persons complied with all applicable filing requirements.

Code of Ethics

         The Company has adopted a Code of Ethics and Business Conduct that applies to all of its employees. A copy of the Company's Code of Ethics and Business Conduct is filed as an exhibit to this 10-K/A.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation paid or accrued by the Company to or on behalf of the Company's current Chief Executive Officer and each of the four other most highly compensated executive officers of the Company (hereafter referred to as the "named executive officers") during the fiscal years ended December 31, 2000, 2001 and 2002.

                           SUMMARY COMPENSATION TABLE

                                                                                        Long Term
                                                                                       Compensation
                                                      Annual Compensation                 Awards
                                                      -------------------                 ------
                Name and                                                                 Options        All Other
         Principal Position(s)                   Year      Salary($)     Bonus($)(1)     SARs(#)      Compensation($)
------------------------------------------      ------     ---------     -----------     -------      ---------------
George E. Lombard ........................       2002      $345,139      $396,000        65,000         $  5,500(2)
 Chairman of the Board                           2001      $330,000            --       107,500         $  3,550(2)
 and Chief Executive Officer                     2000      $306,923      $190,000        65,000         $ 64,676(2)(3)

John Cotumaccio ..........................       2002      $262,704      $106,838        50,000         $  1,472(2)
 President and Chief                             2001      $216,426      $ 50,000         8,500         $  3,122(2)
 Operating Officer                               2000      $192,456      $ 70,000         7,000         $  5,312(2)
 and President, Keltec Operations

James V. DiLorenzo .......................       2002      $277,223      $     --        35,000         $490,346(2)(5)
 President and Chief Operating                   2001      $300,000            --        70,000         $  3,417(2)
 Officer, Signal Technology(4)                   2000      $284,616      $162,000        50,000         $  5,154(2)

Gene L. Joles ............................       2002      $177,000      $ 55,224         6,000         $  2,845(2)
 President, Arizona Operation                    2001      $177,000            --         8,500         $  3,853(2)
                                                 2000      $167,538      $ 36,825         9,000         $  3,853(2)

Robert N. Nelsen .........................       2002      $236,715      $121,500        50,000         $  5,500(2)
 Vice President, Treasurer and                   2001      $225,000            --        60,000         $  5,250(2)
 Chief Financial Officer                         2000      $209,423      $121,500        50,000         $  5,325(2)

Joseph Mersereau .........................       2002      $152,138      $ 39,520         5,000         $  2,280(2)
 President, California Operation                 2001      $153,358      $  2,000         8,500         $  2,870(2)
                                                 2000      $145,232      $ 26,010         7,000         $  3,266(2)

---------------
(1) Represents bonus earned with respect to the specified year, whether or not paid during such year.

(2) Represents the Company's matching contribution for the account of the named executive officer under the Company's 401(k) plan. The normal matching contribution is 50% of the first 6% of salary contributed by the employee.

(3) Includes a $59,080 relocation payment in connection with Mr. Lombard's relocation to the Company's Danvers, Massachusetts executive offices and $5,596 paid in accordance with note (2).

(4) Mr. DiLorenzo also served as President of Signal Wireless Group. Mr. DiLorenzo's employment with the Company ceased on November 21, 2002.

(5) Includes $323,077 in severance pay, $57,559 in vacation pay, $104,210 in deferred compensation pay and $5,500 paid in accordance with note (2).

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table sets forth information concerning the grant of stock options to the named executive officers during the year ended on December 31, 2002.

                                                                                            Potential Realizable
                                                                                             Value at Assumed
                     Number of         % of Total                                             Rates of Stock
                     Securities          Options         Exercise                           Price Appreciation
                     Underlying         Granted to       or Base                              For Option Term
                      Options          Employees in       Price         Expiration        -------------------------
      Name            Granted          Fiscal Year        ($/Sh)           Date             5%($)            10%($)
------------------   ---------         -----------       --------       ----------        ---------        ---------
John Cotumaccio        50,000             9.70%            $7.05           2012            $221,685         $561,794
James V. DiLorenzo     35,000             6.80%            $8.39           2012            $184,675         $468,002
Gene C. Joles           6,000             1.20%            $8.39           2012            $ 31,659         $ 80,229
George E. Lombard      65,000            12.70%            $8.39           2012            $342,968         $869,147
Joseph Mersereau        5,000             0.97%            $8.39           2012            $ 26,382         $ 66,857
Robert N. Nelsen       50,000             9.70%            $8.39           2012            $263,821         $668,575

         The following table sets forth information concerning unexercised options held on December 31, 2002 by the named executive officers:

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                    Number of Securities          Value of Unexercised
                                  Underlying Unexercised              In-the-Money
                                     Options/SARs at                Options/SARs at
                                   Fiscal Year-End (#)             Fiscal Year-End ($)
                                Exercisable/Unexercisable     Exercisable/Unexercisable(1)
                                -------------------------     ----------------------------
John Cotumaccio ............        28,125/63,625                 $    171,770/$217,004
James V. DiLorenzo .........      182,500/147,500                 $    916,563/$343,350
Gene C. Joles ..............         6,625/16,875                 $       1,854/$19,901
George E. Lombard ..........      409,375/178,125                 $  2,914,681/$205,394
Robert N. Nelsen ...........      215,000/120,000                 $  1,458,825/$148,975
Joseph Mersereau ...........        16,375/15,125                 $      85,387/$19,274

(1) Based on closing price of Common Stock on December 31, 2002 of $10.78.

Compensation of Directors

         Directors who are not employees of the Company receive an annual fee of $17,500 for serving on the Board, a fee of $800 for each Board meeting attended in excess of the sixth meeting within any fiscal year of the Company, and $500 for each committee meeting attended which is not held in conjunction with a meeting of the Board of Directors, plus reimbursement of out-of-pocket expenses for attendance at each Board or committee meeting.

Change in Control Arrangements

         The Company has entered into employee severance agreements with certain of its employees pursuant to which each such employee is entitled to receive a severance pay award if he or she suffers a Diminution (defined below) of his or her position or is involuntarily terminated within a certain prescribed period of time after the date of a Change of Control (defined below). For each of these agreements, "Diminution" is defined as (i) a demotion, (ii) a material reduction in job responsibilities, (iii) a pay or benefits reduction, or (iv) a relocation more than 50 miles from the location where the employee is working immediately prior to the Change of Control. For each of these agreements, "Change of Control" is defined to occur when (i) an individual, corporation, partnership, company, or other entity becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities and Exchange Act of 1934) of securities of the Company representing more than 50% of the combined voting power of the Company's then outstanding securities or (ii) the Company is a party to a merger, consolidation, sale of assets, or other reorganization, or a proxy contest, as a consequence of any of which stockholders of the Company immediately prior to such transaction cease to control at least 50% of the combined voting power of the surviving entity immediately after such transaction. Consummation of the Offer will constitute a Change of Control. Employees who have employee severance agreements, the date of those agreements and the pay award that each of them is entitled to under the circumstances set forth above, are as follows:

  Employee       Date of Agreement                   Severance Pay Award
  --------       -----------------                   -------------------
Tom Casale        March 26, 2002        One and one-half times employee's annual base salary
William Clark     March 26, 2002        One time employee's annual base salary
John Cotumaccio   March 26, 2002        Two times employee's annual base salary
Ann Dziadose      March 26, 2002        One time employee's annual base salary
Gil Evangelist    March 26, 2002        One and one-half times employee's annual base salary
Carla Flakne      November 20, 2002     One and one-half times employee's annual base salary
Gene Joles        March 26, 2002        One and one-half times employee's annual base salary
James Kampfer     March 26, 2002        One time employee's annual base salary
Fred Koufos       March 26, 2002        One time employee's annual base salary
David Laks        March 26, 2002        One and one-half times employee's annual base salary
Steve LaPatsos    March 26, 2002        One time employee's annual base salary
Norma Leonard     March 26, 2002        One time employee's annual base salary
George Lombard    March 26, 2002        Three times employee's annual base salary
John McGibbney    March 26, 2002        One time employee's annual base salary
Raju Mehta        March 26, 2002        One time employee's annual base salary
Joe Mersereau     March 26, 2002        One and one-half times employee's annual base salary
Robert Nelsen     March 26, 2002        Two times employee's annual base salary

Roberta O'Neil    March 26, 2002        One time employee's annual base salary
David Parker      March 26, 2002        One and one-half times employee's annual base salary
Doug Weiner       March 26, 2002        One time employee's annual base salary
David Woods       March 26, 2002        One and one-half times employee's annual base salary

         As of April 9, 2003, Thomas Casale, Gil Evangelist, Gene Joles, Jim Kampfer, Fred Koufos, David Laks, Steve LaPatsos, John McGibbney, Raju Mehta, Joseph Mersereau and Doug Weiner received offers of employment (each an "Offer of Employment" and collectively, the "Offers of Employment") from Purchaser, which they accepted. The Offers of Employment become effective upon the Effective Time. Pursuant to the terms of their Offers of Employment, each of these employees, by accepting his Offer of Employment, waived any rights he may have under his employee severance agreement described above arising on, after or as a result of the acquisition of Signal by Parent.

         Generally, each Offer of Employment provides for a signing bonus, continuation of salary and a lump sum severance payment if the employee's employment is terminated without cause or by such employee for "good reason" within a prescribed period of time after the acquisition of Signal by Parent. "Good reason" means a reduction in base salary or a relocation of more than 50 miles from the location where the employee is working immediately prior to the acquisition of Signal by Parent.

         The aggregate amount of severance payments to be made under the employee severance agreements to those employees who did not receive an Offer of Employment is estimated to be $3,194,748.

         On April 22, 2003, George Lombard entered into a letter agreement with Parent pursuant to which he agreed that certain provisions in his employee severance agreement, which require him, as an express condition to the receipt of any payments or benefits thereunder, to execute a waiver and release and agree not to solicit customers of the Company, attempt to induce employees of the Company to leave the Company's employ or disclose any confidential information of the Company, would contain an additional provision prohibiting his direct and indirect competition with the Company for one year following the Effective Time. In such letter agreement Mr. Lombard and Parent agreed that the value of such covenant not to compete is $75,000 and, accordingly, the severance payment that Mr. Lombard will receive pursuant to his employee severance agreement will be $1,125,000 (which is $75,000 less than required by the terms of such agreement). The letter agreement provides that on the date that the severance payment is made to Mr. Lombard, he will be paid separately the amount of $75,000 in consideration for his non-compete agreement.

Compensation Committee Interlocks and Insider Participation

         The Company's Compensation Committee currently consists of Messrs. Harvey C. Krentzman (Chairman), Bernard P. O'Sullivan, Larry L. Hansen and Thomas G. McInerney. Mr. O'Sullivan was formerly an officer of the Company.

Report of the Compensation Committee

         The Compensation Committee of the Company's Board of Directors (the "Committee") is responsible for establishing the compensation, including bonus and incentive arrangements, of the Company's Chief Executive Officer and to consider and approve or modify the recommendations of the Chief Executive Officer as to the proposed compensation of each executive officer of the Company whose aggregate compensation exceeds a threshold amount fixed by the Board, which, in 2002, was $125,000.

         The compensation policy of the Company for its executive officers is based on the following principles:

         - The compensation program should support the strategic and financial objectives of the Company by rewarding its executive officers for regular and significant improvements in earnings and increases in the value of the Common Stock;

         - The compensation program should reflect the highly competitive nature of the industry in which the Company operates, and the fact that the key executives throughout the industry are known to each other; and

         - An important part of the compensation program is to provide performance-based incentives to executive officers by way of equity ownership so that, with successful performance and the consequent increase in the value of the Company, their interests become more aligned with those of the owners of the Common Stock.

         The Company's principal business is the design, development and manufacture of power management products and electronic radio frequency components and subsystems that are used in defense electronics. The Company was incorporated in 1982 and has traditionally been a supplier to the defense industry. The Company's sophisticated RF, microwave and millimeter wave electronic components are used in applications such as radar, communications, and smart weapons and contain technology to receive, transmit and process wireless data signals. Most of the competitive entities, across a broad spectrum of the Company's product lines, are known to the members of the Committee, whose experience in the industry is extensive.

         The Chief Executive Officer's salary, bonus and, when granted, options to purchase stock of the Company, are determined annually by the Committee based on the Committee's subjective evaluation of a variety of factors, each of which is weighted, again subjectively, by each member of the Committee according to his own experience and background. Among the criteria used by each member of the Committee in making his evaluation of the appropriate compensation of the Chief Executive Officer are:

         - the compensation of the chief executives of competitive entities;

         - his influence on the performance of the Company through his management skills;

         - his ability to work with, influence and effectuate the policies of the Board of Directors;

         - his skill in long range planning for the Company's future growth and activities; and

         -        the manner in which he positions the Company to succeed.

         These criteria are used by the members of the Committee in determining each element of compensation. There is no specific relationship between the performance of the Company and the compensation of the executive officers, although, with respect to bonuses and stock options, performance of the Company is given more weight by the Committee than the other criteria.

         Regarding bonuses, the Board, in accordance with the Company's bonus plan, each year sets the maximum amount available to be awarded as bonuses. Within that amount, the Committee, early in the calendar year, prescribes the aggregate bonuses for the prior year for all of the Company's executives based upon the criteria outlined above.

         Stock options are similarly determined and granted by the Committee.

                                                 Respectfully submitted,

                                                 Harvey C. Krentzman, Chairman

                                                 Bernard P. O'Sullivan

                                                 Larry L. Hansen

                                                 Thomas G. McInerney

Report of the Chief Executive Officer

         The Chief Executive Officer recommends to the Compensation Committee the proposed compensation (other than his own) of each executive officer of the Company whose base salary exceeds a threshold amount fixed by the Board, which, in 2002, was $125,000. The Committee considers, and approves or modifies, the recommendations of the Chief Executive Officer.

         In making his evaluation of the performance of an executive officer in his or her area of responsibility, and in formulating his recommendation to the Committee, while the Chief Executive Officer adheres to the criteria and principles enunciated in the Committee's report set forth above, he relies most heavily on the following criteria:

         - the executive's influence on the performance of the Company through his or her management skills;

         - the executive's skill in long range planning for the Company's future growth and activities; and

         - the manner in which the executive positions the Company to succeed in the future.

                                                     Respectfully submitted,

                                                     George E. Lombard

         The following graph compares the cumulative shareholder return on the Company's Common Stock over the period commencing December 31, 1997 through December 31, 2002, to that of the Nasdaq Stock Market Index ("Nasdaq Market Index"), and the index published by Media General Financial Services for Standard Industrial Classification Code 3679-Electronic Components, N.E.C. ("SIC Code Index") assuming the investment of $100 on December 31, 1997. In calculating cumulative total shareholder return, reinvestment of any and all dividends is assumed. The stock price performance shown on the graph is not necessarily indicative of future price performance.

                     COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                      AMONG SIGNAL TECHNOLOGY CORPORATION,
                     NASDAQ MARKET INDEX AND SIC CODE INDEX

                               1997           1998           1999          2000           2001            2002
                             --------       --------       --------      --------       --------        --------
Signal Technology Corp.      $ 100.00       $  52.44       $ 141.46      $ 195.12       $ 111.80        $ 210.34
SIC Code Index                 100.00          97.75         246.21        177.92         100.88           59.41
Nasdaq Market Index            100.00         139.63         259.13        157.32         124.20           85.05

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Equity Compensation Plan Information As of December 31, 2002

-------------------------------------------------------------------------------------------------------------
                              Number of securities to        Weighted average
                              be issued upon exercise       exercise price of        Number of securities
                              of outstanding options,      outstanding options,     remaining available for
Plan category                  warrants and rights         warrants and rights          future issuance
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders                             2,812,938                     $8.90                    446,931(1)
-------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                               500,000(2)                  $9.29                         --
-------------------------------------------------------------------------------------------------------------
Total                               3,312,938                     $8.96                    446,931(1)
-------------------------------------------------------------------------------------------------------------

(1) Includes 57,018 shares of Common Stock reserved for issuance pursuant to the Company's Employee Stock Purchase Plan and 389,913 shares of Common Stock reserved for issuance pursuant to the Company's 1992 Equity Incentive Stock Option Plan and 2001 Equity Incentive Plan.

(2) Includes a warrant to purchase 500,000 shares of Common Stock issued to Vitesse Semiconductor Corporation ("Vitesse"), which the Company bought back from Vitesse on March 19, 2003 pursuant to the terms of a settlement agreement between the parties.

Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information, as of April 18, 2003, regarding beneficial ownership of the shares of Common Stock of each director and each executive officer of the Company named in the Summary Compensation Table above, all directors and executive officers of the Company as a group, and each person who is known by the Company to beneficially own more than five (5%) percent of the Common Stock.

           Name of Owner                                Number of Shares        Percent
--------------------------------------                  ----------------        -------
Directors and Executive Officers
 John Cotumaccio ..................................            62,043(1)             *
 James V. DiLorenzo ...............................           344,576(2)            2.8%
 Larry L. Hansen ..................................            62,916(3)             *
 Gene L. Joles ....................................            45,669(4)             *
 Harvey C. Krentzman ..............................            20,750(5)             *
 George E. Lombard ................................           502,931(6)            4.1%
 Thomas G. McInerney ..............................            32,500(7)             *
 Joseph Mersereau .................................            21,750(8)             *
 Robert N. Nelsen .................................           286,081(9)            2.3%
 Bernard P. O'Sullivan ............................           237,217(10)           1.9%
 Joseph Schneider .................................            63,250(11)            *
 Thomas F. Skelly .................................            32,500(12)            *
 All directors and executive officers) ............         1,712,183(13)          14.0%
as a group (12 persons
Principal Stockholders
Frontier Capital Management Co., LLC ............             680,500(14)           5.5%
 99 Summer Street
 Boston, MA 02110
Caleb Loring, III ..................................        1,082,222(15)           8.8%
 c/o Essex Associates
 400 Essex Street
 Beverly Farms, MA 01915
Shared Beneficial Ownership (16) ..................         1,449,700(16)          11.8%
 Ironwood Capital Management, LLC
 21 Custom House Street
 Boston, MA 02110
Warren J. Isabelle
 c/o Ironwood Capital Management, LLC
 21 Custom House Street
 Boston, MA 02110
Richard L. Droster
 c/o Ironwood Capital Management, LLC

 21 Custom House Street
 Boston, MA 02110
Donald Collins
 c/o Ironwood Capital Management, LLC
 21 Custom House Street
 Boston, MA 02110

----------
* less than one percent.

Note: Unless otherwise indicated, the persons shown have sole voting and investment power over the shares listed. Includes options exercisable as of April 18, 2003, or within 60 days after such date.

(1) Includes 13,793 shares held jointly by Mr. Cotumaccio and his wife. Also includes 48,250 shares subject to exercisable options.

(2) Includes 330,000 shares subject to exercisable options.

(3) Includes 36,250 shares subject to exercisable options.

(4) Includes 12,500 shares subject to exercisable options.

(5) Includes 8,750 shares subject to exercisable options. Does not include 1,200,222 shares held by several trusts for the benefit of Mr. Krentzman's family members. Mr. Krentzman does not have any voting or investment power over such shares and disclaims beneficial ownership over all such shares.

(6) Includes 468,750 shares subject to exercisable options.

(7) Includes 32,500 shares subject to exercisable options.

(8) Includes 21,750 shares subject to exercisable options.

(9) Includes 255,000 shares subject to exercisable options.

(10) Includes 56,000 shares held jointly by Mr. O'Sullivan and his wife. Also includes 172,467 shares held in Mr. O'Sullivan's IRA account. Also includes 8,750 shares subject to exercisable options. Does not include 84,500 shares held by the Bernard and Jean O'Sullivan 1996 Grandchildren's Trust, 120,000 shares held by the Bernard O'Sullivan Family Trust and 51,867 shares held solely by Mr. O'Sullivan's wife with respect to each of which Mr. O'Sullivan disclaims beneficial ownership.

(11) Includes 32,500 shares subject to exercisable options.

(12) Includes 32,500 shares subject to exercisable options.

(13) See footnotes (1) through (12).

(14) Information has been obtained from a Schedule 13G, dated February 8, 2002, filed by Frontier Capital Management Co., LLC with the SEC.

(15) Includes 1,081,222 shares held by a trust for the benefit of certain family members and other relatives of Harvey C. Krentzman and 1,000 shares held by a trust for the benefit of Mr. Loring's wife, with respect to each of which Mr. Loring disclaims beneficial ownership. Information has been obtained from a
Schedule 13G/A, dated February 12, 2001, filed by Caleb Loring, III with the
SEC.

(16) Information has been obtained from a Schedule 13G, dated March 14, 2003, jointly filed by Ironwood Capital Management, LLC, Warren J. Isabelle, Richard
L. Droster and Donald Collins with the SEC.

According to the Schedule 13G, each of Ironwood Capital Management, LLC, Mr. Isabelle, Mr. Droster and Mr. Collins has shared voting power over 1,032,500 shares and shared dispositive power over 1,449,700 shares. None of them has sole voting or sole dispositive power over such shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On December 15, 2000, the Company made a loan of $140,000 to George E. Lombard, Chairman of the Board and Chief Executive Officer of the Company. In exchange for the loan, Mr. Lombard delivered to the Company a promissory note (the "Note") payable to the Company, which provided for interest on the unpaid balance to be paid at a rate per annum equal to the average rate of interest earned by the Company on its cash investments. Under the terms of the Note, principal and interest were due and payable on or before the first anniversary of the loan. Mr. Lombard was further obligated under the terms of the Note to make a payment in the amount of any bonus received by him from the Company (net of any taxes and other amounts withheld by the Company).

         The Company entered into a letter agreement, dated as of January 23, 2001 (the "Amendment"), with Mr. Lombard amending the Note. In exchange for Mr. Lombard's continued service with the Company as Chairman and Chief Executive Officer until January 23, 2003, the Company agreed to forgive and forever cancel the Note (including all amounts due and payable thereunder) on January 23, 2003 if Mr. Lombard continued to be employed by the Company on that date. Because Mr. Lombard was so employed on such date, the Note has been forgiven.

         During 2002, the Company paid consulting fees of $134,238 to JSA Holdings, Inc. for services relating to mergers and acquisitions provided to the Company by Joseph Schneider, a director of the Company and the president of JSA Holdings. Inc. During 2002, the Company paid $60,000 to Advanced Management Associates Inc. ("AMA"), for management consulting services provided by Harvey
C. Krentzman, a director of the Company and the President and principal owner of AMA.

         Parent, through its wholly owned subsidiary, General Technology Corporation, which was acquired by Parent in 2002, purchased from the Company approximately $2.1 million of electronic components in 2002 (including the pre- and post-acquisition periods) and approximately $300,000 of electronic components (including a pending order) to date in 2003. Eric Fast, a Parent Designee, is the Chief Executive Officer and a director of Parent. Lou Bieck, another Parent Designee, is Group President of Parent's Crane Aerospace division. Ray Boushie, also a Parent Designee, is President of Parent's Crane Aerospace Electronics division.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Index to Financial Statements

                                                                                                      PAGE
                                                                                                      ----
Report of Independent Accountants..................................................................    19
Financial Statements for the Years Ended December 31, 2002, 2001 and 2000:
   Consolidated Balance Sheets.....................................................................    20
   Consolidated Statements of Operations...........................................................    21
   Consolidated Statements of Stockholders' Equity.................................................    22
   Consolidated Statements of Cash Flows...........................................................    23
Notes to Consolidated Financial Statements.........................................................    24

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

10.3        2001 Equity Incentive Plan.*******

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

21.1        Schedule of Registrant's subsidiaries.

23.1        Consent of Independent Accountants.

99.1        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2        Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3        Code of Ethics and Business Conduct of Signal Technology Corporation.

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

                       SIGNAL TECHNOLOGY CORPORATION

                       By: /s/ Robert N. Nelsen
                       ---------------------------------------------------------
                       Chief Financial Officer and Principal Accounting Officer

Date: April 30, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ George E. Lombard                                                               April 30, 2003
-------------------------------------------------------------------
Chairman, Chief Executive Officer and Principal Executive Officer

/s/ Robert N. Nelsen                                                                April 30, 2003
-------------------------------------------------------------------
Chief Financial Officer

/s/ Bernard P. O'Sullivan                                                           April 30, 2003
-------------------------------------------------------------------
Bernard P. O'Sullivan
Director

/s/ Harvey C. Krentzman                                                             April 30, 2003
-------------------------------------------------------------------
Harvey C. Krentzman
Director

/s/ Joseph S. Schneider                                                             April 30, 2003
-------------------------------------------------------------------
Joseph S. Schneider
Director

/s/ Larry L. Hansen                                                                 April 30, 2003
-------------------------------------------------------------------
Larry L. Hansen
Director

/s/ Thomas McInerney                                                                April 30, 2003
-------------------------------------------------------------------
Thomas McInerney
Director

/s/ Thomas Skelly                                                                   April 30, 2003
-------------------------------------------------------------------
Thomas Skelly
Director

                          SIGNAL TECHNOLOGY CORPORATION

 CERTIFICATIONS PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
      AS ADOPTED PURSUANT TO Section 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, George E. Lombard, certify that:

1. I have reviewed this annual report on Form 10-K of Signal Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ George E. Lombard
-----------------------------------
George E. Lombard
Chief Executive Officer

CERTIFICATION

I, Robert N. Nelsen, certify that:

1. I have reviewed this annual report on Form 10-K of Signal Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Robert N. Nelsen
------------------------------------
Robert N. Nelsen
Chief Financial Officer