Form 10-Q
period 2003-03-31
SIGNAL TECHNOLOGY CORP
filed 2003-05-13
CIK 901119

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock as of the latest practicable date.

Common Stock $.01 Par Value	Outstanding at May 2, 2003
10,460,012 shares

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$20,161	$22,675
Restricted cash	—	600
Accounts receivable, net	14,002	16,675
Inventories, net of progress payments and reserve	13,622	12,580
Deferred income taxes	9,216	9,216
Refundable income taxes	1,514	2,254
Prepaid expenses and other current assets	468	776
Assets held for sale	600	—
Assets from discontinued operations	185	434

Total current assets	59,768	65,210
Property, plant and equipment, net	13,782	14,644
Goodwill	1,222	1,222
Deferred income taxes	1,534	1,534
Other assets	831	843

Total assets	$77,137	$83,453

Liabilities and stockholders’ equity:
Current liabilities:
Accounts payable	$3,601	$4,131
Accrued expenses	9,216	10,812
Customer advances	2,572	3,050
Current maturities of long-term debt	316	292
Liabilities from discontinued operations	154	2,569

Total current liabilities	15,859	20,854
Long-term environmental liabilities	1,051	1,115
Long-term debt, net of current maturities	3,986	4,065

Total liabilities	20,896	26,034

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	110	108
Additional paid-in capital	59,828	58,916
Retained earnings (accumulated deficit)	411	(634)

	60,349	58,390
Less treasury stock	(4,108)	(971)

Total stockholders’ equity	56,241	57,419

Total liabilities and stockholders’ equity	$77,137	$83,453

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net sales	$21,544	$18,265
Cost of sales	14,111	12,528

Gross profit	7,433	5,737

Operating expenses:
Selling, general and administrative	5,250	4,586
Research and development	260	366

Total operating expenses	5,510	4,952

Operating income	1,923	785
Interest expense	(56)	(92)
Interest income	120	63

Income from continuing operations before income taxes	1,987	756
Provision for income taxes	795	295

Income from continuing operations	1,192	461
Loss from discontinued operations, net of taxes	(147)	(2,012)

Income (loss) before cumulative effect of change in accounting principle	1,045	(1,551)
Cumulative effect of change in accounting principle, net of taxes	—	(3,185)

Net income (loss)	$1,045	$(4,736)

Per common share:
Basic:
Income from continuing operations	$0.11	$0.04
Loss from discontinued operations, net of taxes	(0.01)	(0.19)
Cumulative effect of change in accounting principle, net of taxes	—	(0.31)

Net income (loss)	$0.10	$(0.46)

Diluted:
Income from continuing operations	$0.10	$0.04
Loss from discontinued operations, net of taxes	(0.01)	(0.19)
Cumulative effect of change in accounting principle, net of taxes	—	(0.31)

Net income (loss)	$0.09	$(0.46)

Shares used in calculating per share amounts:
Basic	10,681	10,379

Diluted	11,456	10,907

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$1,045	$(4,736)
Loss from discontinued operations	147	2,012
Cumulative effect of change in accounting principle	—	3,185

Income from continuing operations	1,192	461
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	691	623
Non-cash compensation	106	50
Impairment of long-lived assets	118	5
Changes in operating assets and liabilities:
Accounts receivable	2,673	619
Inventory	(1,042)	(654)
Refundable income taxes	740	248
Prepaid expenses and other current assets	292	5
Accounts payable	(530)	33
Accrued expenses	(1,592)	105
Customer advances	(478)	—
Other long-term liabilities	(64)	(6)

Net cash provided by operating activities	2,106	1,489

Cash flows from investing activities:
Acquisition of property, plant and equipment	(547)	(609)
Other assets	4	4

Net cash used in investing activities	(543)	(605)

Cash flows from financing activities:
Restricted cash	600	—
Purchase of treasury stock	(3,135)	—
Proceeds from exercise of stock options	608	25
Proceeds from Employee Stock Purchase Plan	218	233
Payments of long-term debt	(55)	(107)

Net cash provided by (used in) financing activities	(1,764)	151

Net cash provided by (used in) continuing operations	(201)	1,035
Net cash used in discontinued operations	(2,313)	(1,787)

Net decrease in cash	(2,514)	(752)
Cash and cash equivalents, beginning of period	22,675	10,849

Cash and cash equivalents, end of period	$20,161	$10,097

The accompanying notes are an integral part of the condensed consolidated financial statements.

SIGNAL TECHNOLOGY CORPORATION AND SUBSIDIARIES
Notes To The Condensed Consolidated Financial Statements
(In thousands, except per share data)

1.	BASIS OF PRESENTATION

The condensed consolidated financial statements of the Company, or Signal, as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. All adjustments (consisting only of normal recurring adjustments) have been made, which in the opinion of management are necessary for a fair presentation. Results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be achieved for the full fiscal year or for any future period. These financial statements should be read in conjunction with the audited financial statements for the fiscal year ended December 31, 2002, included in our annual report on Form 10-K filed March 31, 2003 and our Form 10-K/A filed April 30, 2003. The year-end condensed balance sheet data was derived from the audited financial statements and does not include all the disclosures required by generally accepted accounting principles.

The financial statements for the three months ended March 31, 2002 have been restated from amounts previously reported in the filed Form 10-Q for the same period to reflect the cumulative effect of change in accounting principle related to goodwill (Note 8), discontinued operations (Note 12) and a change in accounting for a transaction with Northrop Grumman Corporation (see Note 16 of the Company’s 2002 Form 10-K).

Our fiscal quarter consists of a thirteen week period ending on the Saturday closest to March 31. For ease of presentation, interim periods are designated to have ended on March 31.

2.	STOCK-BASED COMPENSATION

Employee stock compensation plans are accounted for in accordance with APB No. 25, “Accounting for Stock Issued to Employees” and related interpretations, including FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” The Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock–Based Compensation”. All stock based awards to non–employees are accounted for at their fair value as prescribed by SFAS No. 123. Accordingly, no compensation cost has been recognized under SFAS No. 123 for the Company’s employee stock option plans. Had compensation cost for the awards under the plans been determined based on the grant date fair values, consistent with the method required under SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated below.

The fair value of each option grant has been estimated on the date of grant using the Black–Scholes option pricing model with the following weighted average assumptions are as follows:

	For the Three Months
	Ended March 31,
	2003	2002

Risk–free Interest Rates	2.8%	4.9%
Expected Life	6.64 years	6.30 years
Volatility	0.74	0.76
Dividend Yield	—	—

The weighted average fair value of those options granted during the first quarter of 2003 and 2002 was $9.63 and $6.65, respectively.

	For the Three Months
	Ended March 31,
	2003	2002

Net income (loss) – as reported	$1,045	$(4,736)
Add: Stock–based employee compensation expense included in net income, net of related tax effects	51	21
Deduct: Stock–based employee compensation expense, net of related tax effects	(1,376)	(1,756)

Net loss – pro forma	$(280)	$(6,471)

Basic net income (loss) per share:
As reported	$0.10	$(0.46)

Pro forma	$(0.03)	$(0.62)

	For the Three Months
	Ended March 31,
	2003	2002

Diluted net income (loss) per share:
As reported	$0.09	$(0.46)

Pro forma	$(0.03)	$(0.62)

3.	SUBSEQUENT EVENT

On April 16, 2003, the Company entered into an Agreement and Plan of Merger with Crane Co. and STC Merger Co., an indirect wholly owned subsidiary of Crane. On April 25, 2003, pursuant to the terms of the Merger Agreement, STC Merger Co. commenced a cash tender offer to acquire all of the outstanding shares of the Company for $13.25 per share. If the tender offer is successful, STC Merger Co. will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Crane Co. This is anticipated to occur in the second quarter of 2003. The merger of STC Merger Co. with and into the Company is conditioned upon, among other things, adoption of the Agreement and Plan of Merger by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock, unless STC Merger Co. acquires ninety (90%) percent or more of the outstanding shares pursuant to the tender offer, in which case, pursuant to the Delaware General Corporation Law, the merger will not require the approval of the other stockholders of the Company.

4.	RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue 00–21, “Revenue Arrangements with Multiple Deliverables.” EITF 00–21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The pronouncement is not expected to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued Statement on Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock–Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock–based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock–based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the Company has elected to apply Accounting Principles Board (“APB”) No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock based compensation plans. APB No. 25 does not require stock options to be expensed when granted with an exercise price equal to fair market value. We intend to continue to apply the provisions of APB No. 25.

5.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants for all periods using the treasury stock method.

The weighted average shares: outstanding for both basic and diluted EPS is as follows:

	For the Three Months
	Ended March 31,
	2003	2002

Basic EPS – common shares outstanding	10,681	10,379
Effect of dilutive securities: Common stock options and warrants	775	528

Diluted EPS – common shares outstanding	11,456	10,907

As of March 31, 2003 and 2002, additional shares of 682 and 1,888, respectively, have not been included in the above calculations, as the effect of such shares would be antidilutive.

6.	COMPREHENSIVE INCOME (LOSS)

There were no differences between net income (loss) and comprehensive income (loss) for the three months ended March 31, 2003 and March 31, 2002.

7.	DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS:

	March 31,	December 31,
	2003	2002

Inventories:
Raw materials	$4,874	$5,209
Work in progress	13,828	12,777
Finished goods	—	—

	18,702	17,986
Less: Unliquidated progress payments	(646)	(834)
Reserve for excess inventory	(4,434)	(4,572)

Inventories, net of progress payments and reserve	$13,622	$12,580

Property, plant and equipment:
Land	$892	$992
Building and improvements	9,091	10,810
Machinery and equipment	30,904	30,634
Furniture and fixtures	5,360	5,272

	46,247	47,708
Less: Accumulated depreciation	(32,465)	(33,064)

Property, plant and equipment, net	$13,782	$14,644

In April 2003, the Company accepted an offer from a third party to purchase the Company’s Webster, MA facility for $600. As a result, the Company recorded an impairment charge related to this facility in the amount of $118, which represents the difference between the asset’s net book value at the time of the offer and the offer price of $600.

8.	GOODWILL

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

The Company has identified the following reporting units (by operating segment) for the purposes of assessing impairments of goodwill:

Reporting Unit	Segment

Arizona Operation	Microwave Components & Subsystems –Arizona
California Operation	Microwave Components & Subsystems – California
Keltec Operation	Power Management Products
Olektron Operation	Radio Frequency (RF) Components & Subsystems
AISD	Advanced Integrated Systems Division (AISD)

A two–step impairment test is used to first identify potential goodwill impairment and then to measure the amount of goodwill impairment loss. Impairment losses that arise due to the initial application of this standard will be reported as a cumulative effect of change in accounting principle.

The Company utilized a discounted cash flow method to determine the fair value of all reporting units with recorded goodwill. The Company completed the transitional impairment test and recorded a goodwill impairment of $3,366, or $3,185, net of tax, as a cumulative effect of change in accounting principle in the first quarter of 2002. This charge consisted of $23 related to the Olektron Operation and $4,093 related to the former Signal Wireless reporting unit. In addition, the Company reversed into income the excess of acquired net assets over cost in the amount of $750 in connection with the Keltec Operation as a cumulative effect of change in accounting principle in the first quarter of 2002. The Company completed its annual impairment test as of December 31, 2002. As a result of this review, no goodwill impairment was recorded.

The following tables present a rollforward of the Company’s goodwill balance from December 31, 2002 to March 31, 2003 and December 31, 2001 to March 31, 2002, by reporting unit:

		Adjustments to	Reversal of Excess of
	Balance as of	Goodwill	Acquired Net Assets &	Balance as of
Reporting Unit (1)	December 31, 2002	During the Period	Impairment Losses	March 31, 2003

California Operation	$462	$—	$—	$462
Keltec Operation	760	—	—	760
Olektron Operation	—	—	—	—

Total	$1,222	$—	$—	$1,222

(1)	Goodwill was allocated to the reporting units based on the reporting unit associated with the initial acquisition. Based on this methodology, no goodwill is assigned to the Arizona or AISD reporting units.

9.	COMMITMENTS AND CONTINGENCIES

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

The Company has recorded liabilities of $1,581 calculated on the discounted cash flow method using a 5.43% discount rate for anticipated costs, including legal and consulting fees, site studies and design and implementation of remediation plans, post–remediation monitoring and related activities to be performed during the next 15 years. Cash payments for Weymouth environmental contamination are expected to be $530 in 2003, $105 per year for 2004–2006 and $736 in total for 2007 and beyond. The recorded liability is the Company’s estimate and there is a reasonable possibility that changes to this estimate may occur in the near term.

Sunnyvale Indemnification Claim:

Eaton Corporation filed a suit against Signal in U.S. District Court, Northern District of California, alleging that the Company has a contractual duty to indemnify Eaton Corporation for costs incurred as a result of environmental contamination and subsequent remediation. The claim is based upon allegations that the Company assumed certain liabilities when it acquired one of the divisions of Eaton Corporation in 1989. The indemnification claim was dismissed at the trial level, but the Ninth Circuit of the U.S. Court of Appeals reversed this decision and found that Signal does owe Eaton a duty of indemnification. In December 2000, the decision by a jury was in favor of an indemnification claim by Eaton and Eaton was awarded a judgment of $4,229, related to environmental liabilities assumed by the Company when it purchased Eaton’s Microwave Products division in 1989. On March 7, 2001, the U.S. District Court ruled on various motions pending before it, including denying our motion for a new trial and denying certain of Eaton’s motions. The U.S. District Court amended the judgment to increase it to an aggregate of $6,969 and clarified that Signal is responsible for fifty percent of the reasonable costs and expenses of remediation. At December 31, 2000, the Company recorded liabilities of $9,000 for anticipated costs including the judgment, legal and consulting fees, site studies, implementation of remediation plans, post–remediation monitoring and related activities to be performed during the next 20 years. Cash deposits of $6,969 were made during the first nine months of 2001 with the Clerk, United States District Court by order of the United States District Court for the Northern District of California. Recorded liabilities have been reduced by the cash deposits described above and were $2,031 at March 31, 2003. On April 26, 2001, the U.S. District Court denied Signal’s motion to reopen the amended judgment and to amend our answer and counterclaim. The Company appealed the amended judgment on May 24, 2001. By Order filed November 26, 2002, the United States Court of Appeals denied Signal’s Appeal and Eaton’s Cross–Appeal. The judgment of the United States District Court was affirmed. By Order filed January 6, 2003, the United States Court of Appeals denied Signal’s Petition for Panel Rehearing filed on December 10, 2002. On January 27, 2003, the United States Court of Appeals forwarded a Certified copy of the Decree of the Court to the United States District Court, reaffirming the order filed and entered on November 26, 2002. In April 2003, the Company and Eaton entered into a Settlement Agreement and Release, which provides, among other things, for mutual releases and the payment by the Company of $9,200. As of March 31, 2003, there was approximately $7,300 on deposit with the U.S. District Court that will be applied against this amount. Amounts related to this settlement were previously reserved in 2000.

Claims Related to Signal Wireless Group:

In mid–September 2002, Richardson Electronics, Ltd., a supplier, issued to Signal for the first time an invoice for $2,042 allegedly owed for orders going back approximately 18 months. The Company informed Richardson that these were blanket purchase orders requiring subsequent releases, which were never issued, and that all of these orders were either cancelled or put on hold. On December 20, 2002, Richardson filed a breach of contract action against Signal in the United States District Court for the Northern District of Illinois (the Federal Case). On February 14, 2003, Signal filed motions in the Federal Case seeking to dismiss the complaint based on lack of subject matter jurisdiction, lack of personal jurisdiction and improper venue. On the same date, Signal commenced an action (the Massachusetts State Action) in the Massachusetts Essex County Superior Court (Signal Technology Corporation vs. Richardson Electronics, Ltd., No. 3–0335) seeking a declaratory judgment of the relative rights of the parties. Richardson subsequently withdrew its Federal Case and filed a new complaint on March 4, 2003 (the Illinois State Action) in the Circuit Court of Cook County, Illinois (Richardson Electronics, Ltd. vs. Signal Technologies [sic] Corporation, No. 03 L 002661) seeking damages in excess of $1,750. Both the Massachusetts State Action and the Illinois State Action are pending. In management’s opinion, the Company does not have any liability to this supplier.

In mid–October 2002, Northrop Grumman stated that certain milestones related to the Company’s technology license and manufacturing agreement with Northrop Grumman had been reached and that the Company was obligated to issue Northrop Grumman an additional 301 shares. On March 20, 2003, the Company entered into a settlement agreement with Northrop Grumman, whereby all controversies regarding this matter would be settled and the technology license and manufacturing agreement would be terminated upon the Company buying back the 301 shares of stock held by Northrop Grumman at an agreed price of $12.00 per share, the payment of which occurred on March 26, 2003. The impact of this settlement is reflected in discontinued operations in 2002. As further stipulated by the settlement agreement, if at any time on or before February 29, 2004, the Company should sell shares of its common stock in a transaction or series of related transactions in which the aggregate gross proceeds to the Company equal at least $10,000 and at which the price per share of common stock is greater than $12.00 per share, or if the Company should merge or consolidate with or into another corporation, which results in the exchange of outstanding shares of the Company’s common stock for securities or other consideration issued or paid by such other corporation, then the Company will pay to Northrop Grumman in cash, an amount per share equal to the difference between $12.00 per share and the per share value of the consideration received in such transaction. Upon the consummation of the proposed merger of STC Merger Co., an indirect wholly owned subsidiary of Crane Co., with and into the Company, as described more fully in Note 3 hereof, Northrop Grumman will be paid an additional $376.

In mid–October 2002, Vitesse sent the Company an invoice for approximately $1,200, in connection with the Company’s manufacturing supply agreement with Vitesse. On March 19, 2003, the Company entered into a settlement agreement with Vitesse, whereby all controversies regarding this matter would be settled and the manufacturing supply agreement would be terminated upon the Company buying back 500 outstanding Company warrants held by Vitesse at an agreed upon price of $3.00 per warrant, the payment of which occurred on March 19, 2003. The impact of this settlement is reflected in discontinued operations in 2002. As further stipulated by the settlement agreement, if, at any time on or before January 31, 2004, the Company should sell shares of its common stock in a transaction or series of related transactions in which the aggregate gross proceeds to the Company equals at least $10,000 and at which the price per share of common stock is greater than $12.29 per share, or the Company should merge or consolidate with or into another corporation, which results in the exchange of outstanding shares of Signal’s common stock for securities or other consideration issued or paid by such other corporation, then as part of either of such transactions referred to, the Company will pay, in cash, an amount equal to the difference between $12.29 and the per share value of the consideration received in such transaction. Upon the consummation of the proposed merger of STC Merger Co., an indirect wholly owned subsidiary of Crane Co., with and into the Company, as described more fully in Note 3 hereof, Vitesse will be paid an additional $480.

SEC Proceedings:

On March 27, 2002, the Securities and Exchange Commission (the “SEC”), with the consent of the Company, entered an order requiring that Signal cease and desist from committing or causing any violations and any future violations of the periodic reporting, record keeping, and internal control provisions of the federal securities laws set forth in Sections 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Securities Exchange Act of 1934 and Rules 12b–20, 13a–1, and 13a–13 promulgated thereunder, related to the SEC’s completed investigation of the Company’s financial statements for 1996, 1997 and the first quarter of 1998.

In connection with the above matter, the SEC has filed a civil injunctive action against several former officers, directors, and employees of the Company. Some of these individuals are seeking reimbursement or payment of certain costs or damages allegedly incurred as a result of the SEC investigation or ensuing civil proceeding.

Guarantees, Including Indirect Guarantees of Indebtedness of Others

On April 15, 2003, the Company entered into six-year indemnification agreements (collectively, the “Indemnification Agreements” and each, an “Indemnification Agreement”) with each of its then current officers and directors (each, an “Indemnitee”) whereby the Company (and, after the effective time (the “Effective Time”) of the proposed merger of STC Merger Co., an indirect wholly owned subsidiary of Crane Co., with and into the Company, as described more fully in Note 3 above), the surviving corporation in such merger (the “Surviving Corporation”)), subject to certain limitations, will indemnify each Indemnitee, to the fullest extent authorized by the Delaware General Corporation Law, from and against any expenses, judgments, fines, liabilities, losses and amounts paid in settlement, actually and reasonably incurred by such Indemnitee in connection with any threatened, pending or completed action, suit, claim or proceeding by reason of the fact that such Indemnitee is or was a director or officer of the Company, or, after the Effective Time, shall serve at the specific request of the Surviving Corporation as a director, officer, employee, fiduciary or agent of another corporation, partnership, joint venture, trust or other enterprise, and whether or not the cause of such proceeding occurred before or after the date of such Indemnification Agreement. In the event of any proceeding against an Indemnitee which may give rise to a right of indemnification under its Indemnification Agreement, so long as such Indemnitee follows certain procedures, the Company shall advance to such Indemnitee amounts equal to reasonable expenses incurred by such Indemnitee in defending such proceeding in advance of the final disposition thereof. The Indemnification Agreements provide that the aggregate liability of the Company in respect of indemnification and expense obligations to all Indemnitees shall in no event exceed $10,000 and each Indemnification Agreement, unless earlier terminated due to the expiration of its six-year term, shall terminate on the date such $10,000 maximum amount is reached (subject, in each case, to certain limited exceptions). Crane Co. has agreed, subject to the occurrence of, and following, the Effective Time, to guarantee the obligations of the Surviving Corporation under the Indemnification Agreements subject to the $10,000 aggregate and other limitations discussed in the preceding paragraph.

The Company, as permitted by Delaware law, has indemnified its former officers and directors, who are not parties to the Indemnification Agreements referred to above, pursuant to oral arrangements and unwritten understandings for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The potential amount of future payments the Company could be required to make under these indemnification agreements is not presently determinable. In no instance, however, will indemnification be granted to a director otherwise entitled thereto who is determined to have (a) committed a breach of loyalty to the Company or its stockholders, (b) committed acts or omissions not in good faith or which involved intentional misconduct or a knowing violation of the law, or (c) derived any improper personal benefit in connection with a particular transaction.

Other than claims by certain former employees pursuant to our SEC proceedings, as noted above, no claim for indemnification has been made by any person covered by any of the foregoing agreements or agreements, and/or the relevant provisions of the Delaware law, the Company believes that its estimated exposure for these indemnification obligations is currently minimal. Accordingly, the Company has no liabilities recorded for these indemnity agreements, except for the $381 accrual related to the SEC proceedings referenced above, as of March 31, 2003.

Product Warranties

The Company provides product warranties in conjunction with certain product sales.

Generally, product sales are accompanied by a one year warranty period and cover systems, accessories, equipment, parts, and software manufactured by the Company to certain contractual specifications. These warranties cover factors such as non–conformance to specifications and defects in material and workmanship.

Estimated standard warranty costs are recorded in the period in which the related product sales occur. The warranty liability recorded at each balance sheet date reflects the estimated number of months of warranty coverage outstanding for products delivered times the average of historical monthly warranty payments, as well as additional amounts for certain major warranty issues that exceed a normal claims level. The following table summarizes product warranty activity recorded during the first three months of 2003:

	December 31,	Additions for	Reductions for	March 31,
	2002	new warranties	payments made	2003

Product warranty liabilities	$963	$79	$75	$967

10.	DEBT

The Company has available a $10,000 revolving line of credit with a bank under an agreement dated December 23, 2002. This credit facility, which is an asset-based senior secured agreement, will expire on December 23, 2003. Borrowings under the line bear interest at the bank’s base rate (4.25% at March 31, 2003) plus 1% and are subject to certain financial covenants and restrictions on liquidity. As of March 31, 2003, there were no balances outstanding on the line and the Company was in compliance with all applicable financial covenants and restrictions. A commitment fee at an annual rate of 0.375% on the amount of the unused facility is payable quarterly.

In conjunction with the new credit facility, the Company entered into a new real estate term loan agreement with proceeds of $4,300, which were used to repay the previous term loan of the same amount. The Real Estate term loan is collateralized by real estate with a net book value of $6,892 at March 31, 2003. Maturing on December 23, 2007, the Real Estate term loan is payable in monthly principal payments of $24, plus interest at the bank’s base rate (4.25% at March 31, 2003) plus 1%, with the last installment equal to the remaining unpaid loan balance. The balance on the real estate term loan as of March 31, 2003 was $4,252.

11.	SEGMENT INFORMATION

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

At December 31, 2002, the Company had five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and AISD, report their operations within five segments: Microwave Components & Subsystems – Arizona, Microwave Components & Subsystems – California, Power Management Products (Keltec), Radio Frequency (RF) Components & Subsystems (Olektron) and AISD (our new business unit in Texas that focuses on wireless networks of sensors). In reporting business segment operating income, corporate headquarters’ expenses have been allocated to the business segments based on a percentage of net sales.

Our reportable segments are as follows:

Microwave Components & Subsystems – Arizona Designs and manufactures microwave oscillators, frequency synthesizers and converters, microwave amplifiers and microwave switch matrices.

Microwave Components & Subsystems – California

Designs and manufactures microwave oscillators, converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

Power Management Products

Designs and manufactures military high and low voltage power supplies, DC to DC converters and military high power amplifiers and transmitters for use in radar systems.

Radio Frequency (RF) Components & Subsystems

Designs and manufactures RF and intermediate frequency signal processing components, integrated multi–function devices, and switching systems.

Advanced Integrated Systems Division (AISD)

Design and integration of wireless unmanned sensor systems for defense and Homeland Security applications.

The following tables display net sales and operating income by business segment for the three months ended March 31, 2003 and 2002:

	Three Months Ended
	March 31,

	2003	2002

Net Sales
Microwave Components & Subsystems – Arizona	$3,686	$3,294
Microwave Components & Subsystems –California	4,533	4,967
Power Management Products	6,579	6,028
RF Components & Subsystems	3,569	3,976
AISD	3,177	—

Total	$21,544	$18,265

Operating Income(1)
Microwave Components & Subsystems – Arizona	$445	$191
Microwave Components & Subsystems –California	367	401
Power Management Products	998	379
RF Components & Subsystems	89	(186)
AISD	24	—

Total	$1,923	$785

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

The following table displays total assets by business segment as of March 31, 2003 and December 31, 2002:

	March 31,	December 31,
Total Assets	2003	2002

Microwave Components & Subsystems - Arizona	$8,297	$8,916
Microwave Components & Subsystems - California	6,043	6,542
Power Management Products	17,677	18,680
RF Components & Subsystems	9,800	10,988
AISD	1,471	505
Corporate	33,849	37,822

Total	$77,137	$83,453

12.	DISCONTINUED OPERATIONS

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

In addition to the net loss from discontinued operations, the Company recorded a pretax loss on the disposal of both of these discontinued operations during the year ended December 31, 2002 in the amount of $2,608 pretax, $1,802 after tax and $1,251 pretax and $864 after tax, respectively. The benefits for income taxes included in discontinued operations for the current period reflect expected refunds of prior year taxes resulting from the carryback of net operating losses.

The Company has no further continuing obligations related to these two businesses, with the exception of the outstanding accounts receivable balance discussed above and the Northrop Grumman, Vitesse and Richardson legal matters, as discussed in Note 9.

The summary of operating results from discontinued operations is as follows:

	Three Months Ended
	March 31,

	2003	2002

Net sales	$—	$1,636
Cost of sales	—	1,377

Gross profit	—	259
Operating expenses	239	2,375
Operating loss	(239)	(2,116)
Other expenses	—	10

Loss before benefit from income taxes	(239)	(2,126)
Benefit from income taxes	92	114

Loss from discontinued operations	$(147)	$(2,012)

Assets (liabilities) from discontinued operations consisted of the following:

	March 31,	December 31,
	2003	2002

Accounts receivable – Total current assets	$185	$434

Accounts payable	$—	$(31)
Accrued expenses	(154)	(2,538)
Other liabilities	—	—

Total current liabilities	$(154)	$(2,569)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On April 16, 2003, the Company entered into an Agreement and Plan of Merger with Crane Co. and STC Merger Co., an indirect wholly owned subsidiary of Crane. On April 25, 2003, pursuant to the terms of the Merger Agreement, STC Merger Co. commenced a cash tender offer to acquire all of the outstanding shares of the Company for $13.25 per share. If the tender offer is successful, STC Merger Co. will merge with and into the Company with the Company continuing as the surviving corporation and a wholly owned subsidiary of Crane Co. This is anticipated to occur in the second quarter of 2003. The merger of STC Merger Co. with and into the Company is conditioned upon, among other things, adoption of the Agreement and Plan of Merger by the affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock, unless STC Merger Co. acquires ninety (90%) percent or more of the outstanding shares pursuant to the tender offer, in which case, pursuant to the Delaware General Corporation Law, the merger will not require the approval of the other stockholders of the Company.

Results of Operations

The following table sets forth the percentage of net sales of certain items in our consolidated financial statements for the periods indicated:

	Three Months Ended
	March 31,

	2003	2002

Net sales	100.0%	100.0%
Cost of sales	65.5	68.6

Gross profit	34.5	31.4

Operating expenses:
Selling, general and administrative	24.4	25.1
Research and development	1.2	2.0

Total operating expenses	25.6	27.1

Operating income	8.9	4.3
Interest expense	(0.3)	(0.5)
Interest income	0.6	0.3

Income from continuing operations before income taxes	9.2	4.1
Provision for income taxes	3.7	1.6

Income (loss) from continuing operations	5.5	2.5
Loss from discontinued operations, net of taxes	(0.6)	(11.0)

Income (loss) before cumulative effect of change in accounting principle	4.9	(8.5)
Cumulative effect of change in accounting principle, net of taxes	—	(17.4)

Net income (loss)	4.9	(25.9)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net sales. Net sales of $21.5 million were reported for the three months ended March 31, 2003 compared to $18.3 million for the first three months of the prior year ended March 31, 2002, representing an increase of $3.2 million, or 18.0%. The increase in net sales is primarily attributed to the $3.2 million in sales from the Company’s new AISD segment which was formed in the fourth quarter of 2002.

Gross profit. Gross profit increased 29.6% from $5.7 million for the first quarter of 2002 to $7.4 million for the first quarter of 2003. The increase is primarily attributed to the $0.5 million of incremental gross profit from the newly formed AISD segment, along with a $1.2 million increase in gross margin across the other operating segments, resulting from a more favorable product mix during the first quarter of 2003.

Operating expenses. First quarter 2003 operating expenses of $5.5 million increased $0.5 million, or 11.3%, from comparable prior year levels of $5.0 million. Selling, general and administrative expenses increased $0.7 million, or 14.5%, to $5.3 million for the first quarter of 2003 compared to $4.6 million for the first quarter of 2002. This increase was primarily the result of a $0.1 million impairment charge related to the Company’s Webster, MA facility, $0.2 million in expenses related to the Company’s newly formed AISD segment, $0.1 million of additional expenses incurred in connection with the pending sale of the Company and approximately $0.3 million of corporate expenses which were previously allocated to discontinued operations. Research and development spending totaled $0.3 million for the first quarter of 2003 as compared to $0.4 million for the first quarter of 2002.

Interest income (expense), net. Interest income (expense), net went from net interest expense of $29 thousand for the first quarter of 2002 to net interest income of $64 thousand during the first quarter of 2003. The change from net interest expense to net interest income is attributed to higher cash balances and lower interest expense on debt during the first quarter of 2003, as compared to the comparable period in 2002.

Provision for income taxes. The Company’s effective income tax rate was 40% in the first quarter of 2003 compared to 39% for the first quarter of 2002.

Discontinued Operations. The Company completed the sale of certain assets of its commercial fixed wireless business unit to Endwave Corporation for approximately $3.4 million in cash on September 24, 2002. As part of this transaction, the Company retained the receivables associated with this business, which amounted to approximately $2.1 million at the time of closing. As of March 31, 2003, the remaining net receivable balance was $185 thousand. Additionally, on November 20, 2002, the Company completed the sale of certain assets of its mobile appliance business unit to Paratek Microwave, Inc. for approximately $1.3 million.

The Company has no further continuing obligations related to these two businesses, with the exception of the outstanding accounts receivable balance discussed above and the Northrop Grumman, Vitesse and Richardson legal matters, as discussed in Part II. Item 1. “Legal Proceedings.”

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

At March 31, 2003, the Company had five operating divisions engaged in the development, manufacturing and marketing of electronic components and subsystems. The operating divisions, referred to as Arizona, California, Keltec, Olektron and AISD, report their operations within five segments: Microwave Components & Subsystems – Arizona, Microwave Components & Subsystems– California, Power Management Products (Keltec), Radio Frequency (RF) Components & Subsystems (Olektron) and AISD (our new business unit in Texas that focuses on wireless networks of sensors).

Our reportable segments are as follows:

Microwave Components & Subsystems – Arizona

Designs and manufactures microwave oscillators, frequency synthesizers and converters, microwave amplifiers and microwave switch matrices.

Microwave Components & Subsystems – California

Designs and manufactures microwave oscillators, converters, space qualified microwave assemblies, microwave amplifiers and microwave switch matrices.

Power Management Products

Designs and manufactures military high and low voltage power supplies, DC to DC converters and military high power amplifiers and transmitters for use in radar systems.

Radio Frequency (RF) Components & Subsystems

Designs and manufactures RF and intermediate frequency signal processing components, integrated multi–function devices and switching systems.

Advanced Integrated Systems Division (AISD)

Design and integration of wireless unmanned sensor systems for defense and Homeland Security applications.

The following tables display net sales and operating income by business segment for each of the quarters ending March 31:

	Three Months Ended
	March 31,

	2003	2002

Net Sales
Microwave Components & Subsystems – Arizona	$3,686	$3,294
Microwave Components & Subsystems –California	4,533	4,967
Power Management Products	6,579	6,028
RF Components & Subsystems	3,569	3,976
AISD	3,177	—

Total	$21,544	$18,265

Operating Income(1)
Microwave Components & Subsystems – Arizona	$445	$191
Microwave Components & Subsystems –California	367	401
Power Management Products	998	379
RF Components & Subsystems	89	(186)
AISD	24	—

Total	$1,923	$785

(1)	Corporate selling, general and administrative expenses have been allocated to business segments using net sales as an allocation base.

Business Segments – Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

Microwave Components & Subsystems – Arizona

Net sales. Net sales of Microwave Components & Subsystems – Arizona increased 11.9% from $3.3 million during the first quarter of 2002 to $3.7 million during the first quarter of 2003. The increase in net sales is primarily due to increased government spending for system upgrades and replacements on existing platforms, such as Northrop ALQ-135, BAE APX-113 and DFAS LAMPS, and new programs such as Northrop Grumman-Amherst.

Operating income. Operating income of Microwave Components & Subsystems – Arizona increased 133.0% from $0.2 million during the first quarter of 2002 to $0.4 million during the first quarter of 2003. The increase is primarily attributed to higher gross margins resulting from higher shipments and a more favorable product mix, along with reduced research and development spending.

Microwave Components & Subsystems – California

Net sales. Net sales of Microwave Components & Subsystems – California decreased 8.7% from $5.0 million during the first quarter of 2002 to $4.5 million during the first quarter of 2003. The decrease is primarily due to anticipated first quarter 2003 shipments being delayed until the second quarter of 2003.

Operating income. Operating income of Microwave Components & Subsystems – California was flat from $0.4 million during the first quarter of 2002 to $0.4 million during the first quarter of 2003. Gross margin during the first quarter of 2003 was $0.1 million higher than first quarter of 2002, as a result of productivity improvements implemented in 2002.

Power Management Products

Net sales. Net sales of Power Management Products increased 9.1% from $6.0 million during the first quarter of 2002 to $6.6 million during the first quarter of 2003. The primary reason for the increase was higher beginning backlog for the 2003 period as compared with the comparable period in 2002, resulting in higher net sales in the 2003 period.

Operating income. Operating income of Power Management Products increased 163.3% from $0.4 million during the first quarter of 2002 to $1.0 million during the first quarter of 2003. The increase was primarily due to a more favorable product mix, with higher gross margins.

RF Components & Subsystems

Net sales. Net sales of RF Components & Subsystems decreased 10.2% from $4.0 million during the first quarter of 2002 to $3.6 million during the first quarter of 2003. The decrease was primarily due to higher shipments in the first quarter of 2002 resulting from delayed shipments from fourth quarter of 2001.

Operating income. RF Components & Subsystems reported an operating loss for the first quarter of 2002 of $0.2 million as compared to an operating income of $89 thousand for first quarter of 2003. The quarter over quarter improvement is primarily attributed to improved gross margins from a more favorable product mix in the first quarter of 2003.

AISD

Net sales. Net sales for the new AISD segment were the result of the formation of a new division, Advanced Integrated Systems Division, (AISD) during the fourth quarter of 2002. Net sales reported for this new segment during the first quarter of 2003 were $3.2 million, due to the award of two research contracts in the fourth quarter of 2002.

Operating income. Operating income of $24 thousand was reported for the new AISD segment for the first quarter of 2003.

Liquidity and Capital Resources

At March 31, 2003, the Company had working capital of $43.9 million, including cash and cash equivalents of $20.2 million, as compared to working capital of $44.4 million, including cash and cash equivalents of $22.7 million, at December 31, 2002. Net cash flow provided by continuing operations was $2.1 million during the first three months of 2003 compared to $1.5 million net cash flow provided by continuing operations during the first three months of 2002. During the first three months of 2003, the primary sources of operating cash flow from continuing operations were $1.2 million of income from continuing operations and non-cash items totaling $0.9 million. The primary sources of operating cash flow from continuing operations during the first three months of 2002 were $0.5 million of income from operations, non-cash items totaling $0.7 million and an approximate $0.3 million positive change in working capital.

Net cash used in investing activities was $0.5 million during the first three months of 2003 compared to $0.6 million during the first three months of 2002. Additions to property, plant and equipment was the primary use of investing cash during both periods.

Net cash used in financing activities was $1.8 million during the first three months of 2003 as compared to $0.2 million provided during the first three months of 2002. During the first quarter of 2003, the Company repurchased shares of its common stock for $3.1 million, in connection with the settlement agreements between the Company and Northrop Grumman Corporation and Vitesse Semiconductor Corporation and used $0.1 million of cash for payments on long-term debt. This first quarter use of cash was partially offset by proceeds from the exercise of stock options and employee stock plan purchases totaling $0.8 million and a $0.6 million decrease in restricted cash. During the first quarter of 2002, the Company’s $0.2 million of positive cash flow from financing activities was the result of proceeds from the exercise of stock options and employee stock plan purchases, offset by payments on long term debt.

The Company has available a $10 million revolving line of credit with a bank under an agreement dated December 23, 2002. This credit facility, which is an asset-based senior secured agreement, will expire on December 23, 2003. Borrowings under the line bear interest at the bank’s base rate (4.25% at March 31, 2003) plus 1% and are subject to certain financial covenants and restrictions on liquidity. The Company did not utilize the revolving line of credit during the first quarter of 2003 and as of March 31, 2003, there were no balances outstanding on the line and the Company was in compliance with all applicable financial covenants and restrictions. A commitment fee at an annual rate of 0.375% on the amount of the unused facility is payable quarterly.

In conjunction with the new credit facility, the Company entered into a new real estate term loan agreement with proceeds of $4.3 million, which were used to repay the previous term loan of the same amount. The Real Estate term loan is collateralized by real estate with a net book value of $6.9 million at March 31, 2003. Maturing on December 23, 2007, the Real Estate term loan is payable in monthly principal payments of $24 thousand, plus interest at the bank’s base rate (4.25% at March 31, 2003) plus 1%, with the last installment equal to the remaining unpaid loan balance. The balance on the real estate term loan as of March 31, 2003 was approximately $4.3 million.

The Company believes that its expected cash flow from operations, as well as its existing balance of cash and cash equivalents will be sufficient to meet the Company’s working capital and anticipated capital expenditure needs for at least the next 12 months.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00–21, “Revenue Arrangements with Multiple Deliverables.” EITF 00–21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. The pronouncement is not expected to have a material impact on our financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock–Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock–Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock–based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock–based employee compensation and the effect of the method used on reported results. As provided for in SFAS No. 123, the Company has elected to apply APB No. 25 “Accounting for Stock Issued to Employees” and related interpretations in accounting for our stock based compensation plans. APB No. 25 does not require stock options to be expensed when granted with an exercise price equal to fair market value. We intend to continue to apply the provisions of APB No. 25.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision of and with the participation of Signal’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that all material information related to the Company and its consolidated subsidiary is made known to them, particularly during the period when the Company’s periodic reports are being prepared. Subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, there have been no significant changes in our internal controls, or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Note 9 — Commitments and Contingencies to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit 10.11 Form of Indemnification Agreement

Exhibit 99.1 Certification Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification Pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Company filed a Report on Form 8-K dated February 13, 2003 reporting its financial results for the fourth quarter and year ended December 31, 2002.

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIGNAL TECHNOLOGY CORPORATION

By:	/s/ Robert N. Nelsen
Chief Financial Officer and
Principal Accounting Officer
Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Robert N. Nelsen

Robert N. Nelsen
Chief Financial Officer